Form 10KSB
period 2000-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2001-02-08
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                 Commission File No.  000-15243

                 VITAL HEALTH TECHNOLOGIES, INC.
   (Name of Small Business Issuer as specified in its charter)

           Minnesota                        41-1618186
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       3805 Centre Pointe Dr. North, Roseville, MN  55113
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (651) 697-9191

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common
Stock, par value $0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year:  $0.

The aggregate market value of voting stock held by non-affiliates:  $0

As of February 6, 2001, the Registrant had outstanding 2,839,898 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                  		         Page

Part I

1.   Description of Business                             		             3

2.   Description of Property                             		             9

3.   Legal Proceedings                                     		          	9

4.   Submission of Matters to a Vote of Security Holders   		          10

Part II

5.   Market for Common Equity and Related Stockholder Matters 	        10

6.   Management's Discussion and Analysis or Plan of Operation         12

7.   Financial Statements                           		                 13

8.   Changes in and Disagreements with Accountants    	                14
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control   	          14
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                     		                     15

11.  Security Ownership of Certain Beneficial Owners and Management    15

12.  Certain Relationships and Related Transactions  		                15

13.  Exhibits and Reports on Form 8-K           		                     16

Signatures                       		                                    18

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Vital Health Technologies, Inc. ("Vital Health" or "Company") was incorporated in the State of Minnesota on April 11, 1960 under the name of Cherne Test Ball, Inc. Starting in December of 1961 through May of 1992, the Company effectuated several name changes: Cherne Industrial, Inc.; Cherne Enterprises, Inc.; Cherne Medical, Inc.; and Vital Heart Systems, Inc. In 1984, the Company began research into the science of the electrophysiology of coronary artery disease. As a result, the Company began selling off its non-medical activities and focusing on providing effective technologies and resources to promote heart disease detection and prevention. In 1991, the Company obtained financing to begin the commercialization of a product that utilized electrophysiology to detect heart disease.
However, due to numerous factors, the Company ceased a majority of its operations in November of 1993. On January 1, 1994, the Company reentered the development stage with limited operations, and in 1996 the Company ceased all operations. In 1998, the Company was again revived. On September 26, 2000 the Company changed its name to Vital Health Technologies, Inc. and on December 1, 2000, the Company acquired all of the assets of Vital Health Technologies, LLC ("Vital Health LLC").

     Vital Health is a development stage company that owns a technology called Variance Cardiography ("Variance Cardiography" or "Variance Cardiograph") for detecting heart disease. Heart disease is the number one killer among all diseases and is responsible for over one million deaths per year. Statistically, almost one in every two Americans will develop coronary artery disease and one in seven will die from sudden cardiac arrest. Further, it is estimated that 5 million Americans have a non-symptomatic form of heart disease known as "silent ischemia." Currently there does not exist an effective methodology to detect coronary artery disease that can be utilized on a wide scale basis. Management believes that the Variance Cardiograph may become that methodology by providing a state of the art tool to detect coronary artery disease.

     The Company intends to distribute the Variance Cardiograph into two business sectors: the medical sector, where hospitals and clinics can use the Variance Cardiograph as a medical device; and the health and fitness sector, where the Variance Cardiograph can be used as a screening tool. Management has created a separate division within the Company called LifeFit Health to focus on the health and fitness sector. Additionally, LifeFit Health has its own web page - LifeFitHealth.com.

Principal Product

The Variance Cardiograph

     The Company's primary product is the Variance Cardiograph. The Variance Cardiograph is a medical device designed to assist in the diagnosis of coronary artery disease by measuring the electro-physiological behavior of heart tissue while the patient is at rest. If heart cells are unhealthy they are not able to conduct the electric current that the heart generates each time it beats. Just as the water flow in a river will vary due to obstacles such as boulders and logs, the flow of the electric current in the heart will vary due to cell deterioration.

     Traditional evaluation for the coronary artery disease
begins with a personal history review, physical examination, routine lab studies, chest x-rays and electrocardiograms ("ECG"). However, the accuracy of the ECG, particularly a resting ECG, is much lower than desired for detecting coronary artery disease.
The accuracy of the stress ECG test is higher than that of the resting ECG, but many patients cannot be stressed.  For example,non-ambulatory individuals and
individuals with   health   problems such as obesity, asthma or
arthritis cannot be stressed. The exercise ECG test is limited in its accuracy to detect coronary artery disease, especially when its results are equivocal as is usually the case in patients without hear disease symptoms and in patients with intermediate risk (i.e., patents with or without symptoms but having high blood pressure, high cholesterol levels, tobacco use, family history or diabetes). The medical community recognizes that stress ECGs often have high false positive results, particularly in women, which leads to more invasive tests and more expense.

     The Company believes that its product compares favorably to ECGs in providing a clinically useful and non-invasive means of detecting coronary artery disease. The Company intends to gain entry into the medical market currently served by the resting and stress ECG by focusing on the Variance Cardiograph's ability to accurately test those individuals who cannot tolerate or be effectively tested with a stress ECG. Other applications include utilizing the technology as a device to "rule out" a heart attack in the emergency room. A study published in the Annals of Emergency Medicine, January 1992 concluded that unnecessary admissions could be reduced by 69% utilizing Variance Cardiography. As a monitoring device Variance Cardiography can be utilized during and following a procedure such as angioplasty and artery by-pass to evaluate the effectiveness of the procedure. Further, the Company intends to gain entry into the health and fitness market by focusing on the Variance Cardiograph's ability to quickly and inexpensively screen clients for overall heart health through non-invasive means.

     The Variance Cardiograph and the ECG are both designed to detect abnormal electric activity of the heart, but there are significant differences in the methods used to record and analyze this electric activity. The Company believes that the Variance Cardiograph's manner of collecting data with respect to the heart's electrical activity allows it to gather data with a higher resolution and fidelity than the conventional ECG. The Variance Cardiograph uses up to 22 surface electrodes, compared to 10 for the ECG. The Variance Cardiograph uses a wider frequency range and increased sample rate, which allows the higher frequency components to be measured and analyzed. These components are normally lost in standard 12-lead ECGs.
Increasing the sample rate improves the resolution of collected data. High frequency changes in the waveforms cannot be detected by the standard ECG due to its the narrow frequency response and limited sample rate. The Variance Cardiographs higher analog to digital conversion resolution allows measurement of smaller variations in electrophysiological voltage, down to about 1/6th of a microvolt, compared to about 10 microvolts achieved by the standard 12-lead ECG.

     Twenty-four clinical studies have been completed with several studies published that conclude Variance Cardiography has greater sensitivity, specificity and accuracy than a standard ECG and exercise stress test. Additionally, as the following table shows, the cost of a Variance Cardiograph is comparable, if not favorable, to comparable tests.

Test                    Cost                 Accuracy
ECG                     $40-$120             30%
Stress ECG              $500                 60%
Variance Cardiogram     $60-$95              85%

Variance Cardiograph Innovation

     Vital Health devoted $400,000 and 2 years to design a new version of the Variance Cardiograph that replaces the Variance Cardiograph's current industry standard adapter interface with a Universal Serial Bus data converter. The Universal Serial Bus is the new input/output standard for personal computers and gives users simple, easy, plug-and-play connections for peripherals.
The new Variance Cardiograph is built as an outside the computer device that provides potential advantages in flexibility and mobility by allowing the Variance Cardiograph to interface with a laptop or desktop personal computer. In addition, the newer Variance Cardiograph can complete a test in 10-15 minutes, compared to the 45-minute test of the previous design.

     The first prototype for the Universal Serial Bus Variance Cardiograph was completed in September of 2000. The new design requires that a new 510 (k) be filed with the FDA in order to market the device to the medical community. Management believes they may be able to meet FDA requirements by filing a memorandum to the existing FDA clearance. Meanwhile, Variance Cardiographs are being integrated as a fitness-screening tool, where FDA approval is not required.

Variance Cardiograph Reports

     The Company conducted extensive research involving over 5 years and $300,000 to develop the newer Variance Cardiogram report. Originally, the company tested over 5,000 individuals in developing the report and index score system. The pre-test likelihood scores are derived from the Pooling Project Research Study (a national study combining data from five longitudinal investigations) that evaluated the relationship of blood pressure, serum cholesterol, smoking habit, weight and ECG abnormalities to incidents of major coronary events. The following tables illustrate the reports breakdown and explanation.

Pre-test       A percentage that reflects an individuals
likelihood     probability of coronary artery
               disease based on risk factors such as age, gender, weight, diastolic blood pressure, cholesterol, smoking history, chest pain symptoms, etc.

Post-test      A percentage that combines the pre-test
likelihood     likelihood and Vital Health
               ischemic index score.

The total      The total of all 24 leads.
variance

The Vital      Estimates myocardial ischemia determined by
Health         the Variance Cardiograph
Ischemic       during the test.
Index

Score The indices are adjusted for a moderate to high risk population

0 to 75        Normal or healthy coronary arteries

75 to 90       Individual should be tested periodically

90 to 150      Further evaluation by a medical professional
               is recommended

Patents

     The Company holds and maintains seven US patents relating to Variance Cardiography with the master patent being issued in 1993. The Company believes that it possesses all necessary rights to the technology involved in the Variance Cardiograph. However, there is no assurance the Variance Cardiograph will not infringe on patents held by others, nor is there any assurance that the patents granted will provide commercial benefit to the Company or adequate protection against competition. The Company requires its consultants to agree, in writing, to keep its proprietary information confidential and, within certain limitations, to assign to the Company all inventions relating to the Company's business.

Marketing Plans

Medical Sector

     Currently the Company has entered into no agreement with any entity in relation to the marketing and distribution of the Variance Cardiograph into the medical field. Assuming FDA approval, the Company intends to distribute the Variance Cardiograph into the medical field by issuing licenses to larger more established medical device manufacturers who have already well established distribution networks. Management also intends to enter into strategic alliances with larger and more influential companies that may have an interest in promoting the Variance Cardiograph to the medical community. The Company intends to retain the marketing rights for Variance Cardiography in the non-medical markets (i.e., health and fitness sector) and integrate the Variance Cardiograph with the Company's Internet and retail operations.

Health and Fitness Sector

     LifeFit Health was formed as a division of Vital Health to pursue the potentially lucrative health-fitness, longevity and disease prevention markets. Due to the evolution of these markets and developments in computer technology, Variance Cardiography is potentially well suited to provide early screening for general heart health.

     LifeFit Health intends to directly pursue the large population of those who are interested in improving their heart health and overall fitness. The market segments that will be targeted include: corporations and institutions; health oriented individuals; health and fitness clubs; and independent health fitness professionals.

     There were over 40 companies in St. Paul-Minneapolis that participated in the beta testing of LifeFit Health in the fall of 1999 through the spring of 2000. Several documented case studies show individuals improving their level of fitness dramatically after following a fitness program designed by LifeFit Health. In certain cases a 50% improvement in the Variance Cardiograph index score was achieved. Accordingly, Management believes there is a market in the health and fitness sector for the Variance Cardiograph.

     Management intends to infuse the Variance Cardiograph into the health and fitness sector by distributing units under licensing agreements to independent practitioners, who will be provided with training, technical and marketing support. The independent practitioners will then perform testing on clients ("members") as part of an overall health fitness assessment; which will include, assessing the member's goals, collecting appropriate personal and historical data, and completing a variety of health and fitness screening tests such as blood pressure, cholesterol, body composition, diet and nutrition, and a variance cardiogram. Under the licensing agreement, members are added to Vital Health's member base.

     Management believes that the Variance Cardiograph, combined with the other tests, provides a valuable measure in determining overall health, and developing a program to achieve health and fitness goals. Following the completion of the tests and analysis, a report is compiled that includes recommendations for the member to follow. If the member's Variance Index score is 90 or higher, the member is referred to their doctor or a medical organization affiliated with the company for medical interpretation.

     Typically, recommendations comprise of three broad categories: diet and nutrition; activity and exercise; and lifestyle adjustment. The member is then provided with a variety of products and services that can be purchased to aid in the process. The member will also be able to access the Company's web page, LifeFitHealth.com, to design a fitness program, track progress, and purchase products at the on-line store. Currently, LifeFit Health has agreements with manufacturers and providers for products and services such as: vitamin and herbal supplements; monitoring devices such as cholesterol kits, blood pressure monitors, heart rate monitors and body fat measures; exercise equipment such as home gyms, tread mills and dumb bells; and discounts on memberships and day passes at health clubs. Persons who discover the web page through the Internet can sign up for membership and obtain member benefits trough the web site.

     Management intends to send a newsletter to each member on a monthly basis, which may include information on a variety of health and fitness subjects, product promotions and general information regarding LifeFit Health. In order to track and monitor progress each member is provided with a tracking system and is contacted periodically by a staff member to review measures and progress.

     The Company plans to initially rollout LifeFit Health in the St. Paul - Minneapolis marketplace in 2001, and expand to other markets following demonstrated success. Management intends to place Variance Cardiograph units in health and fitness oriented facilities. The first center will be located at the Company's headquarters in Roseville, Minnesota.

     The cost for an overall health fitness assessment will be $95, which will include 12 months of tracking, progress review and adjustment. Group and corporate programs where 10 or more participants are involved will be priced at $60 per individual.

     The monthly licensing fee to operate a LifeFit Health unit will be $200 per month with an additional user fee of $20 per test. Each unit will include: a Universal Serial Bus Variance Cardiograph laptop and printer; all applicable software analysis and forms; marketing materials; and training and technical support. The licensee will have the opportunity to purchase the following items from the Company: blood pressure measuring devices; cholesterol testing instruments; body fat measuring instruments; and flexibility measuring instruments. Additionally, each licensee will earn a commission on products sold online at LifeFitHealth.com or distributed directly.

LifeFitHealth.com

     LifeFitHealth.com has been developed to provide: a source of valuable information for members and prospective members of LifeFit Health; a marketing and lead generation tool; a health and fitness program with progress tracking; reward points and product purchasing; and a foundation for a full "virtual health and fitness club."

     The first phase of LifeFitHealth.com includes a home page with 11 sub pages. Included in the web site are separate information sheets for download purposes, including, 10 reasons to exercise, Cholesterol, Blood pressure, Nutrition, and Balanced Fitness. Also, as part of the web site there is a self-assessment quiz to measure an individuals risk of a heart attack called the Healthy Heart Quiz. Upon completing the quiz, a score is tabulated from a range of 1 to 35. The risk factors associated with the scores range from "very remote" to "urgent danger." Following the Healthy Heart Quiz people have the opportunity to order additional information on heart disease prevention and begin a relationship with a LifeFit Health consultant. Other pages on the web site are membership information, product information, and a links page to other web sites.

     The Company plans on marketing LifeFit Health through Internet search engines, public relations news wires, trade organizations, direct mail, radio, and news media health professionals.

Governmental Regulation

     The Variance Cardiograph is subject to government regulation by the Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act. The Company has submitted a 510(k) and received FDA clearance for the older model of the Variance Cardiograph in 1986. The first prototype for the new Variance Cardiograph was completed in September 2000. With the new design, a new 510(k) must be filed with the FDA before the Company can market the device to the medical community. Management believes that the Company may be able to meet FDA requirements by simply filing a memorandum to the older and approved version of the Variance Cardiograph. However, FDA approval is not certain, and such approval may require additional time, effort, and expense. Vital Health plans on filing for FDA approval after field testing is complete. Field testing is scheduled to begin in February or March 2001.

     To market the Variance Cardiograph in the health and fitness sector, the Company does not require FDA approval. Accordingly, the Company is moving forward within its LifeFit Health division and marketing the Variance Cardiograph as a fitness-screening tool in the health and fitness sector.

Competition

     The detection of heart disease, as an industry, is highly competitive. Variance Cardiography competes directly with the following technologies.

     Doppler technology. Ultrasound technology can be used to create an image of arteries. Doppler technology is used to measure blood circulation generally or the arteries leading to the heart specifically. Although effective in viewing arterial restriction, ultrasound techniques require a high level of skill and a still patient, making them less useful in an emergency room setting.

     Resting ECG. A traditional resting ECG uses a 12-lead device to measure the heart's electrical activity. It is extremely inaccurate with asymptomatic patients.

     Exercise Stress Test. During an exercise or stress ECG, the patient exercises on a treadmill while the ECG electronically monitors the activity of the heart.
     Straining the heart increases accuracy.

     Stress Echocardiogram. During a stress echocardiogram, the patient exercises while the heart is monitored with ultrasound technology. This is accurate in both men and women.

     Thallium Stress Test. A thallium test requires a number of steps. The patient walks or runs on a treadmill while a physician monitors the patient's heart rate. After the treadmill, the patient receives an injection of radioactive thallium 201, which allows a picture to be taken of the heart. The patient rests for two or three hours, and a resting heart image is taken. A comparison of the two images is used to diagnose coronary heart disease.

     The ECG and medical supply industry is highly competitive and significantly influenced by the marketing and pricing practices of the major industry participants, Hewlett Packard, Marquette, Burdick, Spacelabs, Del Mar, Siemens, and Toshiba. These competitors are significantly larger than the Company, and have substantially greater resources with well-established distribution networks.

     The ability of Vital Health to compete effectively in medical and health and fitness sectors will depend on the Company's ability to provide a high quality product and service at a competitive price. Management believes that because the Variance Cardiograph is inexpensive to produce, it will have success in the health and fitness sector, and can compete directly with ECG machines in the medical sector. Further, Management believes that the Variance
Cardiograph will benefit persons that are non-ambulatory and female since its accuracy does not vary with ambulation, stress or gender. However, building recognition of the Variance Cardiograph is critical to short and long-term success. Failure to do so may result in stunted growth of the Company's business.

     Management believes that Variance Cardiography provides certain advantages over competition in that the Variance
Cardiograph is:

     Highly accurate with greater sensitivity, specificity, and accuracy than a standard ECG and exercise stress test;

     Inexpensive to the consumer with a test that costs slightly more than an ECG and less than an exercise stress test;

     Mobile with the ability to apply testing at a variety of locations;

     Flexible to attach a Universal Serial Bus Interface unit to a laptop, desktop or complete setup on a medical cart with a printer;

     Compatible with Internet, Windows and other new generation technologies; and

     Easy to interpret test results with an index score provided on each generated report and a more detailed report for professional interpretation.

     Emerging technologies may compete directly with Variance Cardiography. The only established technology for the inexpensive, non-intrusive, early detection of coronary artery disease is the traditional ECG. Blood pressure is also widely used as a screening measure, but it does not measure coronary artery disease directly. An example of emerging technology is Cambridge Heart in Boston, Massachusetts, which uses technology similar to Vital Heart's (T-wave instead of R-wave) to measure variance in heart electricity. The product is currently marketed in the U.S. as an alternative to the exercise stress ECG test.

Employees

     The Company is a development stage company and currently has no employees. Executive officers will devote such time to the affairs of the Company, as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not currently anticipate a need to engage any full-time employees. The need for employees and their availability will be addressed in connection with the expansion of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

     In acquiring Vital Health LLC, the Company assumed the remaining four years of Vital Health LLC's lease for office space located at 3805 Centre Pointe Dr. North, Roseville, MN, 55113. Accordingly, the Company paid $3,372 in lease payments for the year ended December 31, 2000, and the monthly lease payment in 2001 is approximately $2,834.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 28, 2000, the Company held a special meeting of shareholders. At the special meeting, the shareholders considered and voted on the following matters.

Election of Directors
                                 Number of Votes
                      For            Against         Abstain
William Kieger    20,636,501         70,150           84,410
Stephen Muscanto  20,635,701         51,960          103,400
Lloyd Woelfle     20,584,001         83,460          123,600

     The shareholders approved a sixty for one reverse split of the Company's issued and outstanding common stock by a vote of 12,797,270 for, 402,725 shares against, and 78,800 shares abstaining.

     The shareholders also approved amended and restated Articles of Incorporation by a vote of 12,948,235 shares for, 291,315 shares against, and 39,245 shares abstaining. The amendments effected through the restated Articles of Incorporation include a name of the Company to Vital Health Technologies, Inc., and increasing the authorized capital of the Company to 50,000,000 shares of common stock and 5,000,000 shares of undesignated stock.

     The shareholders approved acquiring the assets of Vital Health LLC for 2,000,000 shares of common stock and settling the outstanding debt owed by the Company to Vital Health LLC for 400,989 shares of the Company's common stock by a vote of 13,108,225 shares for, 127,650 shares against, and 41,920 shares abstaining.

     Finally, the shareholders approved the appointment of Callahan, Johnston & Associates, LLC as independent auditor for the Company's fiscal years ending December 31, 1999 and 1998, by a vote of 20,674,186 shares for, 72,850 shares against, and 44,025 shares abstaining.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for Vital Health's common stock. We are filing this report to become current with our reporting requirements. Once current, we intend to seek out market makers as well as a listing on the OTC Bulletin Board to develop a public market. However, there is no assurance that a trading market will develop in the future. Even if a trading market should develop, there is no way of determining what the market price may be at any future time.

     At December 6, 2000, there were approximately 1,175 holders of the Company's 2,839,898 issued and outstanding shares of common stock, $0.01 par value.

     The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Recent Issuance of Unregistered Securities.

     In December 2000, the Company issued 2,400,989 shares of restricted common stock to Vital Health LLC in exchange for all of its assets and cancellation of $151,264 in debt owed by the Company. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The shares were distributed by Vital Health LLC, pro-rata, to its unit owners as follows.


Name                                            		             Shares Received

Aurora Capital Management L.L.C.                 		                 2,096,718
William A. and Joyce E. Bezdicheck                		    		             55,322
David Breen                                       		                   11,064
John Greiber                                       		    		            33,193
Douglas Lennick                                    		   	             110,645
Desta G. Lachner                                    		   	 	           27,661
Lloyd Woelfle                                        		   		           55,322
Nicholas Strenglis as custodian for Sara Strenglis under the MN UGMA    5,532
Nicholas Strenglis as custodian for Nicole Strenglis under the MN UGMA  5,532


     From September through December 2000, the Company issued warrants to purchase 110,540 shares of Vital Health's restricted common stock, exercisable on or before five years and at prices ranging from $0.049 to $0.05 per share. All warrants were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The following table provides information on the warrants issued.

                     	Warrant    Exercise    Consideration
Name                		 Shares     Price           Paid        	     Expiration

SRC Funding        		   40,000      $.049      Consulting services    11/26/2005
North Pole Engineering 	40,504      $.05       Consulting services    11/06/2005
Mark Ungs         	      5,000      $.05       Consulting services    10/31/2005
Lloyd Woelfle    	     	10,000      $.05       Consulting services    10/26/2005
Dr. Daniel Carey       	 5,000      $.05       Consulting services    10/23/2005
Stephen Muscanto 	      10,000      $.05       Service as director    10/26/2005


     In September 2000 the Company issued a warrant to purchase 14,509 shares at an exercise price of $0.05 to William Wustenberg in exchange for cancellation of a debt in the amount of $18,512. Mr. Wustenberg immediately exercised the warrant. The warrant and shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

     In September 2000, the Company issued 19,076 shares of restricted common stock in exchange for cancellation of debt owed by the Company. All shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The following table provides information on debt cancelled.

Name                     Shares Issued         Debt Cancelled

Sylvan R. Lewis,M.D.         250                   $25,100
Alexander M. Rosenfield      167                   $43,790
Snow Communications,Inc.   1,400                   $13,539
John A. Halpern            2,750              Creditor's  attorney's fees

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Vital Health is a development stage company and has not commenced its principal operation of distributing the Variance Cardiograph and related services. We completed acquisition of all assets and rights pertaining to the Variance Cardiograph in December 2000 for 2,000,000 shares of common stock. During the last quarter of 2000, we were also engaged in settling outstanding liabilities totaling $252,205 for stock and warrants in Vital Health, so that we could pursue product refinement and marketing for the Variance Cardiograph without the distraction and burden of pre-existing obligations. Furthermore, we believe an additional $1,300,012 in liabilities is void because the legal time limit for pursuing the liabilities has expired.

     Our plan for the next 12 months is to:

     Medical Application

     Conduct clinical tests of the Variance Cardiograph in medical and health care provider facilities to document efficacy,

     Apply for FDA market approval of the Variance Cardiograph in medical diagnostic applications,

     Seek out a strategic partnership with a medical devise distributor to implement manufacturing and marketing of the Variance Cardiograph to health care providers, and

     Apply for health care provider reimbursement through insurance and government programs for the Variance
     Cardiograph diagnostic procedure to facilitate marketing;

     Fitness Application

     Begin marketing the LifeFit Health program to health clubs and businesses in the St. Paul/ Minneapolis area in the first quarter of 2001,

     Implement marketing program for LifeFit Health through the Internet and in trade publications, and

     Form a sales force for expanding program sales outside the initial market, once the program is established in St. Paul/
     Minneapolis.

     Vital Health is going to seek up to $1,500,000 in financing over the next 12 months to fund its proposed operations over the next 12 to 24 months. Of this amount, $950,000 represents general and administrative expenses and working capital reserves, which is intentionally high because of the uncertainties we face in implementing this new business. The estimated use of the remaining $550,000 is as follows:

 Medical Application

	Clinical Studies                            $100,000
	FDA Application                             $100,000
	Product Refinement                          $ 50,000

	Fitness Application
	Marketing Program                           $150,000
	Web Site Maintenance and Development        $100,000
	Product Refinement                          $ 50,000

The foregoing figures are only estimates, and actual use of any capital we obtain may vary substantially as the implementation of our business unfolds.

     Since we presently have no revenue from operations, we cannot rely on internal sources of capital to fund operations. We will seek financing from outside sources to fund operations, but we have not identified any sources of financing and there is no assurance any financing will be available on terms acceptable to Vital Health. If we are unable to locate adequate financing, our ability to implement our business will be substantially impaired and our continuation as a going concern is unlikely.

     Until Vital Health receives outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. Our officers and directors are engaged in other business activities and employment, which makes it possible to use their services without payment, but also means they are unable to devote their full time and attention to the affairs of the Company. All of our outside consultants have accepted warrants for services rendered, but there is no assurance they will continue to do so in the future. In the event Vital Health generates revenue from product sales and financing from outside sources sufficient to fund operations, Vital Health expects to enter into more formal compensation arrangements with it officers and seek employees with abilities that will advance our business objectives.

Forward-Looking Statement Notice

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants during the last three fiscal years.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name                Age  Positions                Since

William Kieger      45   President and Director   August, 2000

Stephen Muscanto    58   Director                 August, 2000

Lloyd Woelfle       48   Secretary and Director   August, 2000


     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     William Kieger received his B.A. in Business Management from the University of St. Thomas, St. Paul, Minnesota in 1978. For fifteen years prior to 1996, Mr. Kieger served as a Vice President with American Express Financial Advisors, where he was manager of a sales division for financial service products. For the past five years he has owned and operated Aurora Capital Management, a consulting firm providing business and strategic planning.

     Stephen Muscanto received a BA from Yale, an MS from the California Institute of Technology, and an MBA from University of Southern California in 1972. He is currently self-employed as a business consultant specializing in operations and business systems. From 1991 to May 1999, he was the President and CEO of Pneuseal International Corporation, a manufacturer of heat sealing plastic film equipment and tooling primarily for the health care market.

     Lloyd Woelfle attended the University of Oklahoma in Microbiology from 1971 to 1973. He received a CFP designation from the College for Financial Planning, Denver, Colorado, and is a licensed principal. For the past 23 years American Express has employed Mr. Woelfle; most recently as a vice president specializing in security compliance and systems management.

Section 16(a) Beneficial Owner Reporting Compliance.

     The officers and directors of the Company, William Kieger, Stephen Muscanto and Lloyd Woelfle, have yet to file a Form 3 with the SEC, and are considered to be delinquent in such filing.

The officers and directors have been informed of their filing responsibilities under Section 16(a) of the Securities Exchange
Act of 1934 and will be filing the required forms in the immediate future.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has no agreement or understanding, express or implied, with any officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the officer's responsibilities following a change in control of the Company. In consideration of their agreement to serve as directors, Stephen Muscanto and Lloyd Woelfle each received a warrant to purchase 10,000 shares of restricted common stock at a price of $.05 per share, exercisable at any time prior to October 26, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth as of February 6, 2001, the number and percentage of the 2,839,898 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address
of Beneficial Owner                          		 Common Shares   Percent of Class

Aurora Capital Management LLC (1)             		    2,096,718     	      73.83

William Kieger (2)                            		    2,096,718            73.83

Stephen Muscanto (2)(3)                       		       11,838             0.42

Lloyd Woelfle (2)(3)                             		    65,322             2.29

All officers and directors as a group: 3 persons    2,173,718            76.01

  (1)  William Kieger owns and controls Aurora Capital Management
       LLC, which directly owns 2,096,718 shares of the Company's common stock. Accordingly, Mr. Kieger may be deemed to have indirect voting and investment control over the shares held by Aurora
       Capital Management.
  (2)  Officer or director of the Company.
  (3)  Includes a warrant to purchase 10,000 shares exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1997 and August 1998, the Company entered into promissory notes with Aurora Capital Management LLC in consideration for services rendered and funds advanced. The notes were
secured   by   all   of   the  Company's  tangible  and
intangible assets, which are essentially all of the assets and intellectual property rights pertaining to the Variance
Cardiograph. The Company defaulted on the notes, and in November 1998, the Company relinquished all assets to Aurora Capital Management in exchange for cancellation of the debt owed by the Company. Aurora Capital Management is owned and controlled by William Kieger. William Kieger was director of the Company at the time of the note transactions, but resigned prior to the November 1998 transaction. Subsequent to acquisition of the assets by Aurora Capital Management, the assets were assigned to Vital Health LLC, which had resources to pursue product development and testing. As a result, Aurora Capital Management owned approximately 89.4% of Vital Health LLC.

     In September 1998 the Company issued a convertible subordinate note to Vital Health LLC in exchange for the agreement of Vital Health LLC to make advances up to $500,000.
In 1999 and 2000 Vital Health LLC advanced funds to or for the benefit of the Company totaling $151,264.

     In August 2000 the shareholders approved acquiring the assets of Vital Health LLC for 2,000,000 shares of common stock and settling the outstanding debt owed by the Company to Vital Health LLC for 400,989 shares of the Company's common stock. These transactions were completed by December 2000. In August 2000, the shareholders also re-elected Mr. Kieger to the position of director of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref.No.  Title of Document                         			 	            Location

2.1          Assignment of Assets In Lieu of Foreclosure Agreement dated 	  E-1
              November 12, 1998, between the Company and Vital Health LLC
2.2          Asset Purchase Agreement dated December 1, 2000 between the	   E-8
              Company and Vital Health LLC
3.1          Amended and Restated Articles of Incorporation        		       E-11
3.2          Restated Bylaws                               			              E-14
10.1         Marketing Agreement between Aurora Capital Management and the  E-26
              Company dated January 28, 1997
10.2         Promissory Note for $50,000 to Aurora Capital Management dated E-29
              December 30, 1997
10.3         Promissory Note for $10,000 to Aurora Capital Management dated E-31
              August 13, 1998
10.4         Collateral Patent Assignment to Aurora Capital Management      E-32
              dated August 13, 1998
10.5         Convertible Subordinate Note to Vital Health LLC               E-36
              dated September 1, 1998
10.6         Collateral Patent Assignment to Vital Health LLC dated         E-44
        	     September 7, 1998
10.7         Settlement of Convertible Subordinate Note,dated October       E-48
              27, 2000
10.8         Engineering Consultant Contract with North Pole Engineering    E-51
10.9         Strategic Alliance Consultant Contract with Mark Ungs          E-56
10.10        Financial Consultant Contract with SRC Funding, Inc.           E-57
10.11        General Consultant Contract with Dr. Dan Carey      		         E-63

10.12       Form of Warrant issued to Consultants *     		                  E-64
10.13       Lease for office in Roseville MN             			                E-66

* From September through December 2000, the Company issued warrants to purchase 110,540 shares of Vital Health's restricted common stock, exercisable on or before five years and at prices ranging from $0.049 to $0.05 per share. The same form was used for all of the warrants issued, which is included as an exhibit. The following table provides relevant information on each of the warrants issued.

                         	Warrant    Exercise  Consideration
Name                   		 Shares     Price        Paid        	      Expiration

SRC Funding      		       40,000      $.049    Consulting services    11/26/2005
North Pole Engineering 	  40,504      $.05     Consulting services    11/06/2005
Mark Ungs         	        5,000      $.05     Consulting services    10/31/2005
Lloyd Woelfle    		       10,000      $.05     Consulting services    10/26/2005
Dr. Daniel Carey       	   5,000      $.05     Consulting services    10/23/2005
Stephen Muscanto 	        10,000      $.05     Service as director    10/26/2005




Form 8-K Filings

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Vital Health Technologies,Inc.
Date: January 30, 2001               /s/ William Kieger,President
                                     Chief Executive and Financial Officer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 30, 2001                      /s/William Kieger, Director


January 30, 2001                     /s/Lloyd Woelfle, Director


January 30, 2001                     /s/Stephen Muscanto, Director

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                      FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              AND THE PERIOD FROM REENTRANCE INTO
                       DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


                       TABLE OF CONTENTS

                                                          Page

Independent Auditors' Report                               20


Financial Statements:

     Balance Sheets                                        21

     Statements of Operations                              22

     Statements of Stockholders' Equity (Deficit)          23

     Statements of Cash Flows                              24

     Notes to Financial Statements                         25

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants

                  INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Vital Health Technologies, Inc.
  (A Development Stage Company)
Minneapolis, Minnesota


We have audited the accompanying balance sheets of Vital Health Technologies, Inc. (f/k/a/ Vital Heart Systems, Inc.) as of December 31, 2000, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from reentrance into development stage (January 1, 1994) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Health Technologies, Inc. as of December 31, 2000, 1999 and 1998 and the results of operations and cash flows for the years then ended and the period from reentrance into development stage (January 1, 1994) to December 31, 2000, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the ultimate recoverability of investments in the development stage and continuance of the Company as a going concern is dependent on future profitable operations, which presently cannot be determined.

/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
January 12, 2001






      7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
       Telephone: (952)858-7207 Fax: (952)858-7202
                Email: callahan_johnston@msn.com

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                         BALANCE SHEETS

                                                    			    December 31,
                                                		2000         1999       1998
        ASSETS

Current assets:
Cash                                          $    9,143 		  $   -     $    86
Inventory                                          3,073         -           -
Prepaid expenses                                   7,282         -           -


Total current assets                              19,498         -          86

Furniture and equipment                            6,677         -           -
Less accumulated depreciation                        162         -           -
Net furniture and equipment                        6,515         -           -

Total assets                                 $    26,013   $     -    $     86

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and
  accrued expenses                           $    10,232   $ 336,790 $ 1,636,801
Note payable - related party                       -          50,525          -

Total current liabilities                         10,232     387,315   1,636,801

Stockholders' equity (deficit):
Undesignated stock: 5,000,000 shares
 authorized; none issued and
 outstanding                                       -            -             -
Common stock: $.01 par value;
   50,000,000 shares authorized;
   shares issued and outstanding
   2,839,898 in 2000 and 419,833 in
   1999 and 1998                                28,399        4,198        4,198
Additional paid-in capital                  11,820,674   11,790,753   11,790,753
Accumulated deficit                       (11,793,637)  (12,102,090)(13,402,102)
Deficit accumulated during the
  development stage                           (39,655)      (80,176)    (29,564)

Total stockholders'
  equity (deficit)                             15,781      (387,315) (1,636,715)

Total liabilities and
  Stockholders' equity (deficit)          $    26,013     $      -    $      86

        			The accompanying notes are an integral part of
				               these financial statements.

                     VITAL HEALTH TECHNOLOGIES, INC.
                      (A Development Stage Company)

                         STATEMENTS OF OPERATIONS

                                                               		    Reentrance Into
                                                                 		    Development
                                                                  		     Stage To
                                   		 Years Ended December 31,         December 31,
                                 		    2000       1999       1998          2000
Revenues                          $      457    $    -     $    -       $   93,455
Other income (expense)          		         -         -          200            200
Administrative expenses              (86,102)    (50,612)    (40,384)     (484,056)
Interest expense                      (4,323)        -          -          (84,323)
Income tax expense (benefit)               -         -          -             (174)

    Operating income (loss)          (89,968)    (50,612)    (40,184)     (474,898)

Gain on debt forgiveness/
  collection, net of income
  taxes of $-0-, $-0-, $-0-,
  and $-0-, respectively             438,942   1,300,012      793,245      435,243

    Net income (loss)                348,974   1,249,400      753,061      (39,655)

Other comprehensive income (loss)          -       -             -              -

Comprehensive income (loss)       $  348,974  $1,249,400   $  753,061   $  (39,655)

Basic earnings (loss) per share:
 Continuing operations            $     (.13) $     (.12)  $     (.10)  $    (1.05)
 Extraordinary item                      .66        3.10         1.90          .96
                                  $      .53  $     2.98   $     1.80   $     (.09)

    Weighted average number of
      shares outstanding             660,661     419,833      418,321      452,283

Diluted earnings (loss) per share:
 Continuing operations            $     (.13) $     (.12)  $     (.10)  $    (1.05)
 Extraordinary item                      .66        3.10         1.90          .96
                                  $      .53  $     2.98   $     1.80   $     (.09)

    Weighted average number of
      shares outstanding             661,461     419,833      418,321      453,083

          			The accompanying notes are an integral part of
              				  these financial statements.

                                  VITAL HEALTH TECHNOLOGIES, INC.
                                   (A Development Stage Company)

                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                            Accumulated
                                                                                              Deficit
                                        	   Common Stock       Additional                     During
                                   		    Number of               Paid-In     Accumulated    Development
                                   	 	    Shares     Amount      Capital      Deficit           Stage        Total
Balances, January 1, 1994             	   419,000   $  4,190   $11,775,761  $(13,896,096)    $       -     $(2,116,145)
  Issuance of common stock in 1994            833          8        14,992          -                -          15,000
  Net income (loss) - 1994              	     -           -            -          5,502(1)      (89,747)       (84,244)
  Net income (loss) - 1995             	      -           -            -            -           (62,874)       (62,874)
  Net income (loss) - 1996              	     -           -            -            -           (71,513)       (71,513)
  Net income (loss) - 1997              	     -           -            -            -           (70,000)       (70,000)
  Net income (loss) - 1998               	    -           -            -        488,491(1)      264,570(1)     753,061

Balances, December 31, 1998                419,833     4,198    11,790,753   (13,402,102)       (29,564)    (1,636,715)
  Net income (loss) - 199                     -           -            -       1,300,012(1)     (50,612)     1,249,400

Balances, December 31, 1999                419,833     4,198    11,790,753   (12,102,090)       (80,176)      (387,315)
  Issuance of common stock and warrants in
   in settlement of debt in September 2000   1,817        18           218           -              -              236
  Exercise of warrant in September 2000     14,509       145           581           -              -              726
  Issuance of common stock and warrants for
    services in September 2000               2,750        28           509           -              -              537
 Issuance of common stock in settlement of
   debt in October 2000                    400,989     4,010        16,040           -              -           20,050
 Issuance of warrants for services            -           -            925           -              -              925
 Issuance of common stock as part of asset
   purchase agreement                    2,000,000    20,000        11,648           -              -           31,648
  Net income (loss) - 2000                    -           -            -        308,453          40,521        348,974

Balances, December 31, 2000              2,839,898 $  28,399    $11,820,674 $(11,793,637)    $  (39,655)    $   15,781


 (1) Debt forgiveness applied to accumulated deficit and or deficit accumulated during development stage based on period forgiven liabilities were initially incurred.


         			The accompanying notes are an integral part of
				                these financial statements.

                     VITAL HEALTH TECHNOLOGIES, INC.
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS
                       Increase (Decrease) In Cash

                                                                                Reentrance Into
                                                                                  Development
                                                                                    Stage To
                                              Years Ended December 31,            December 31,
                                           2000          1999           1998          2000
Cash flows from operating activities:
  Net income (loss)                      $  348,974     $1,249,400     $  753,061  $  (39,655)
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Debt forgiveness/cancellation        (438,942)    (1,300,012)      (793,245)   (435,243)
      Stock and warrants issued for
        services                              1,462             -              -        1,462
      Indebtedness incurred
        for services and storage             55,000         41,000             -      400,000
      Prepaid expenses                       (7,282)            -              -       (7,282)
      Accounts payable and
        accrued expenses                    (14,970)             1         24,903     (10,442)

Cash  flows  from operating activities      (55,758)        (9,611)       (15,281)    (91,160)

Cash flows from financing activities:
  Stock proceeds                             19,888             -              -       34,888
  Proceeds of note payable                   45,013          9,525             -       54,538

Cash flows from financing activities         64,901          9,525             -       89,426

Increase (decrease) in cash                   9,143            (86)      (15,281)      (1,734)

Cash:
  Beginning of year                              -              86        15,367       10,877

  End of year                            $    9,143 	  		 $     -      $      86     $  9,143


Cash paid for:
 Interest                                $       -        $     -      $      -      $     -
 Income taxes                            $       -        $     -      $      -      $     -


Summary of non cash activity:

 In 2000 the Company issued common stock and warrants with a fair value of $20,286 as partial settlement of accounts payable and other accrued expenses and note payable - related party.

 In 2000 the Company issued common stock and warrants for services totaling $1,462.

 On December 1, 2000, the Company acquired assets, including cash of $19,162, in exchange for 2,000,000 shares of the Company's common stock.


          			The accompanying notes are an integral part of
             				  these financial statements.

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company was incorporated on April 1, 1960, under the laws of the State of Minnesota. On September 26, 2000, the Company changed its name to Vital Health Technologies, Inc. Formerly the Company was known as Vital Heart Systems, Inc.

In November 1993, the Company ceased the majority of its operations. At January 1, 1994, the Company was deemed to have reentered the development stage. From 1994 to 1997 the Company had only limited operations as it tried to complete the design and marketing of a non-invasive, stress-free coronary artery disease (CAD) detection device. In 1997 the Company ceased all operations.

In 1998 and 1999 the Company worked with a Minnesota venture capital firm, Aurora Capital Management, LLC (Aurora) and a Minnesota entity with compatible business operations, Vital Health Technologies, LLC (VHT-LLC) in an effort to revitalize the Company (see Notes 2 and 5). These dealings ultimately led to the acquisition of VHT-LLC's assets on December 1, 2000 (see Note
5).

Risks, Estimates and Uncertainties

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

		                  		 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)

 Lender Concentration/Continued Existence

 The Company has been fully dependent on VHT-LLC and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

 Continued Existence

 Management feels that current agreements will allow it to remain as an operating business. See Notes 2 and 3.

Earnings Per Share

The Company implemented FASB 128: Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period.

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.


                     				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign current translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2000, 1999 and 1998, net income and comprehensive income were equivalent.

Fair Values

The  Company's agreements with Aurora and VHT-LLC  (see  Note  5)
approximated their fair value due to the short-term nature of these financial instruments.

Income Taxes

The   Company  accounts  for  income  taxes  in  accordance  with
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes.

NOTE 2 - DEVELOPMENT STAGE COMPANY

On January 1, 1994, the Company was deemed to have reentered the development stage. Since that date the Company has devoted the majority of its efforts to: maintenance of the corporate status; settlement of liabilities; and the search for a viable method of operations and/or merger candidate.

                      				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 2 - DEVELOPMENT STAGE COMPANY (Continued)

In 1998, 1999 and 2000 the Company has been fully dependent on VHT-LLC and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

In November 2000, the Company satisfied the last of its judgment creditors (see Note 5). In October 2000, the Company reached an agreement with VHT-LLC to settle its indebtedness to VHT-LLC for 400,989 shares of the Company's common stock (see Note 5). On December 1, 2000, the Company acquired all of the assets of VHT-LLC for 2,000,000 shares of the Company's common stock (see Note
5). The Company is moving forward with development of its core technology (variance cardiography) with a goal of first quarter 2001 availability. The Company is also contemplating raising capital through a private placement or rights offering of the Company's common stock.

Management feels it will be successful in these efforts and that it will achieve profitable operations. Failure of the company to achieve these goals could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

NOTE 3 - GAIN ON DEBT CANCELLATION/SETTLEMENT

From   1998   to   2000,  the  Company  successfully   negotiated
settlements of various obligations for:

 *  Partial payments
 *  Equity issuances
 *  Creditor releases

Other obligations of the Company were statutorily canceled due to the expiration of the statute of limitations on these obligations. At December 1, 2000, these cancellations and or settlements resulted in reduction of the Company's liabilities to only current trade payables.

                   				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Shares/Reverse Split

At the Company's August 28, 2000 Special Meeting of Shareholders, the Company approved Amended and Restated Articles of Incorporation which increased the authorized capitalization of the Company to fifty million (50,000,000) shares of $.01 par value common shares and five million (5,000,000) shares of undesignated stock. At this meeting a one for sixty consolidation of the Company's issued and outstanding shares was also approved.

All   references  to  stockholders=  equity  (deficit)   in   the
accompanying financial statements have been restated to reflect these amendments retroactively.

Warrants

The Company contracted with a venture capital company to assist the Company in its reorganization efforts and with its liability settlements. At September 30, 2000, this venture capital company was entitled to receive warrants to purchase 40,000 shares of the Company's common stock at $.049 per share exercisable through November 27, 2005. The Company's agreement with this venture capital company will most likely result in them earning warrants for an additional 60,000 shares under similar terms and a $10,000 cash bonus during the first quarter of 2001.

In October, November and December 2000, the Company issued warrants to purchase 70,504 shares of the Company's common stock at $.05 per share exercisable for five years from the date of issuance to various service providers. These warrants have been reflected at $.01 per unit in the accompanying financial statements. Agreements with these service providers provide for issuance of additional warrants in 2001 and later based on achievement of specified performance criteria.

                   				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 5 - OTHER AGREEMENTS

Aurora Agreements

In 1997, Aurora Capital Management, LLC (Aurora) agreed to loan the Company $60,000 under a primary note and entered into a business agreement with the Company. These agreements were secured by all of the Company's tangible and intangible assets. This note bore interest at 6% per annum and was due December 30, 1998. The Company defaulted on these agreements and Aurora retained the collateral in satisfaction of these agreements on November 12, 1998.

VHT-LLC Agreements

In 1998, the Company entered into similar loans and business management agreements with Vital Health Technologies, LLC (VHT-
LLC). VHT-LLC is related to Aurora through common principals. These agreements were also secured by all of the Company's tangible and intangible assets, bore interest at 10%, and matured August 31, 1999.

VHT-LLC  expended monies and provided managerial  and  consulting services  under these agreements from 1998 to September 30,  2000 as follows:

     Advances to and expenses paid on
       behalf of the Company             $ 54,538
     Staff and consulting charges          84,500
     Storage fees/rent                     11,500

                                        $ 150,538

On October 27, 2000, the Company reached an agreement to settle its obligation to VHT-LLC for 400,989 shares of the Company's common stock with a fair value of $20,050. The Company recorded a gain on debt forgiveness of $131,214 on this transaction.

                      				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 5 - OTHER AGREEMENTS (Continued)

VHT-LLC Agreements (Continued)

On December 1, 2000, the Company acquired all of the assets of VHT-LLC valued at $31,648 in exchange for 2,000,000 shares of the Company's common stock. The Company accounted for this transaction at VHT-LLC's historical basis in accordance with SAB 48.

Debt Settlement

In November 2000, the Company received notification that its purchase of a judgment against the Company had been approved.
Satisfaction of this $244,590 judgment for $20,000 resulted in a gain on debt forgiveness of $224,590 on this transaction.


NOTE 6 - OPERATING LEASE

The  Company  assumed VHT-LLC's office lease at the time  of  the
acquisition  of  VHT-LLC's  assets (see  Note  5).   The  Company
incurred rent expense of $3,372 in 2000.

Future  minimum lease payments due under this lease  at  December
31, 2000 are:

 2001                                   $  33,891
 2002                                      33,891
 2003                                      33,891
 2004                                      25,418

                                        $ 127,091



                      				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 7 - INCOME TAXES

Income taxes consisted of the following:

                                   2000      1999       1998
 Current:
   Federal                       $    -    $    -     $    -
   State                              -         -          -
                                      -         -          -
 Deferred:
   Federal                            -         -          -
   State                              -         -          -
                                      -         -          -

 Income tax benefit (expense)    $    -    $    -     $    -

The  reconciliation between expected federal income tax rates  is as follows:
                              2000                 1999              1998
                          Amount   Percent   Amount   Percent   Amount  Percent

Expected federal tax	   $ 119,000  34.0%	  $ 425,000  34.0%	  $ 253,000   34.0%
State income tax, net
 of federal tax benefit	  	23,000   6.6       81,000   5.7       48,000    6.5
Exclusion of debt
 forgiveness from gross
 income under insolvency
 exclusion              (178,000) (50.9)    (518,500)(40.7)    (311,000) (41.8)
Valuation of net
 operating loss
 carryforwards            36,000   10.3       12,500   1.0       10,000    1.3

                        $    -      - %      $    -     - %     $    -      - %

The Company excluded debt forgiveness from gross income for income tax purposes in 1998, 1999 and 2000 under the insolvency exception allowed for under IRS Publication 908. Net operating loss carryforwards have been reduced for this exclusion.


                             		 (Continued)

          		    VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO DECEMBER 31, 2000


NOTE 7 - INCOME TAXES (Continued)

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                            2000        1999            1998
 Deferred tax assets:
   Net operating loss
     carryforwards          $3,658,000  $3,800,000  $4,200,000

 Gross deferred tax asset    3,658,000   3,800,000   4,200,000
 Valuation allowance        (3,658,000) (3,800,000) (4,200,000)

 Net deferred tax asset           -           -            -
 Deferred tax liability           -           -            -
 Net deferred tax asset
   (liability)              $     -     $     -      $     -


Utilization of these losses is limited under Section 382 of the Internal Revenue Code due to current and historical changes in the Company's ownership. The Company's net operating loss carryforwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.


                     				 (Continued)

                VITAL HEALTH TECHNOLOGIES, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               AND THE PERIOD FROM REENTRANCE INTO
                        DEVELOPMENT STAGE
             (JANUARY 1, 1994) TO December 31, 2000


NOTE 7 - INCOME TAXES (Continued)

The Company has carryforwards available to offset future taxable income as follows:

                      NOL         Credits     NOL        Credits

 2002             $      -     $  96,600    $     -   $ 10,000
 2003                    -   	    60,700          -     10,000
 2004                    -        71,100          -        -
 2005                2,615,000       -            -        -
 2006                1,729,000       -            -        -
 2007                3,295,000       -            -        -
 2008                2,939,000       -            -        -
 2009                   14,000       -            -        -
 2010                    -           -            -        -
 2011                    2,000       -            -        -
 2012                    -           -            -        -
 2013                   25,000       -            -        -
 2014                   50,000       -            -        -
 2015                   90,000       -        28,000       -

                   $10,759,000 $ 228,400   $  28,000 $  20,000


                         				 (Continued)