Form 10QSB
period 2001-03-31
VITAL HEALTH TECHNOLOGIES INC
filed 2001-05-11
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                 Commission File No.  000-15243

                 VITAL HEALTH TECHNOLOGIES, INC.
     (Exact name of small business issuer as specified in its charter)

           Minnesota                        41-1618186
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

       3805 Centre Pointe Dr. North, Roseville, MN  55113
            (Address of Principal Executive Offices)

                         (651) 697-9191
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 2,839,898 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 VITAL HEALTH TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.     FINANCIAL INFORMATION                         3

Item 1      Financial Statements                          4

Item 2      Management's Discussion and Analysis of       7
            Financial Condition and Plan of
            Operation

PART II.    OTHER INFORMATION                             9

Item 2      Changes in Securities and Use of              9
            Proceeds

Item 6      Exhibits and Reports on Form 8-K              9

SIGNATURES                                               10

                               PART I.
Item 1. Financial Information

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS
                             (Unaudited)

                                       		March 31,  December 31,
                                            	     2001          2000

              ASSETS

Current assets:
 Cash                                  	     $   33,691   $    9,143
 Inventory                                  	    3,035        3,073
 Prepaid expenses                             	      201        7,282

      Total current assets                 	   36,927       19,498

Furniture and equipment                     	    6,677        6,677
Less accumulated depreciation                 		649          162
      Net furniture and equipment           	    6,028        6,515

      Total assets                     	     $   42,955   $   26,013

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses 	     $    4,279   $   10,232
 Note payable - convertible                	   90,000            -

      Total current liabilities           	   94,279       10,232

Stockholders' equity (deficit):
 Undesignated stock: 5,000,000 shares
   authorized; none issued and outstanding  	        -            -
 Common stock: $.01 par value; 50,000,000
   shares authorized; shares issued and
   outstanding 2,839,898 in 2001 and 2000  	   28,399       28,399
 Additional paid-in capital            	     11,821,224   11,820,674
 Accumulated deficit                  	    (11,793,637) (11,793,637)
 Deficit accumulated during the
   development stage                     	       (107,310)     (39,655)

     Total stockholders' equity (deficit) 	  (51,324)      15,781

      Total liabilities and
        Stockholders' equity (deficit)  	     $   42,955   $   26,013

                 VITAL HEALTH TECHNOLOGIES, INC.
                  (A Development Stage Company)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                    Three Months
Ended
                                                         March
31,
                                     2001               2000

Revenues                           $      560        $     -

Cost of sales                             (38)             -

General and administrative expenses   (67,289)          (14)

Interest expense                         (533)             -

Income tax expense                       (355)             -

Net income (loss)                     (67,655)          (14)

Other comprehensive income (loss)           -             -

Comprehensive income (loss)        $  (67,655)   $      (14)

Basic earnings (loss) per share    $     (.02)   $        -

Weighted average number of
 shares outstanding                  2,839,898       419,833

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS
                     Increase (Decrease) In Cash
                             (Unaudited)


                     Three Months Ended
                                                        March 31,
                                             	     2001       2000
Cash flows from operating activities:
  Net income (loss)                      		 $ (67,655)  $     (14)
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Warrants issued for consulting services   		 550           -
    Depreciation                               		 487           -
    Inventory                                   	  38           -
    Prepaid expenses                        	     7,081           -
    Accounts payable and other current liabilities  (5,953)         14
Cash flows from operating activities       	   (65,452)          -

Cash flows from financing activities:
 Issuance of convertible notes payable     	    90,000           -

Cash flows from investing activities            	   -           -

Increase (decrease) in cash                	    24,548           -

Cash:
  Beginning of year                          	     9,143           -

  End of year                            		 $  33,691   $       -


Supplemental cash flow information:
Interest paid                       	       $       -   $       -
Income taxes paid                  		       $       -   $       -


Summary of non cash activity:

Warrants to purchase 55,000 shares of the Company's common stock at $.05 per share were issued by the Company in January and March 2001 as part of consulting agreements. These warrants were valued at $.01 per share.

Item 2.  Managements Discussion and Analysis of Financial
Condition and Plan of Operation

Three Months Ended March 31, 2001 and 2000

   The Company generated revenue of $560 for the three months ended March 31, 2001, as compared to no revenue for the three months ended March 31, 2000. Cost of sales for the three months ended March 31, 2001 and 2000 were $38 and $0, respectively.

   General and administrative expenses for the three months ended March 31, 2001 were $67,655, as compared to $14 in the same period of 2000. This large increase in expenses is attributable primarily to technology development, plus the legal and accounting expenses incurred to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934.

   The Company had interest expense in the amount of $533 for the three months ended March 31, 2001, as compared to no interest expense for the three months ended March 31, 2000.

   As a result of the foregoing, the Company realized a net loss of $67,655 for the three months ended March 31, 2001, as compared to a net loss of $14 for the same period in 2000.

Liquidity and Capital Resources

   At March 31, 2001, the Company had a working capital deficit of $57,352, as compared to working capital of $9,266 at December 31, 2000. The substantial change in working capital is attributable to the Company's financing activities. On January 30 and March 15, 2001, the Company closed a bridge note transaction with four individuals obtaining a total of $90,000. The 12-month promissory notes accrue interest at 10% and are convertible into the Company's common stock at the rate of $1.50 of principal and interest for each share. In addition, each note includes a separate five-year warrant to purchase 2,500 shares of common stock per $5,000 note increment. The exercise price is $2.00 per share.

   Since we presently have limited revenue from operations, we cannot rely on internal sources of capital to fund operations.
We will seek additional financing from outside sources to fund operations. If we are unable to locate financing, our ability to further implement our business plan and sustain operations will be substantially impaired and our continuation as a going concern is unlikely.

   Until Vital Health receives additional outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. Our primary officer has agreed to perform services without compensation until the Company has sufficient resources to pay him. He is providing services on a full time basis. Many of our outside consultants have accepted warrants for services rendered, but there is no assurance they will continue to do so in the future. In the event Vital Health generates revenue from product sales and financing from outside sources sufficient to fund operations, Vital Health expects to enter into more formal compensation arrangements with it officers and seek employees with abilities that will advance our business objectives.

     Our plan for the next 12 months is to handle the administrative and reporting requirements of a public company;
and:

     Medical Application

     Work with HealthEast Midway Clinic to perfect clinical application of Variance Cardiograph,

     Conduct a longitudinal study of the previously tested subjects over the past eight to 12 years to assess predictability of Variance Cardiography,

     Apply for FDA market clearance of the Variance Cardiograph in medical diagnostic applications,

     Seek out a strategic partnership with a medical devise distributor to implement manufacturing and marketing of the Variance Cardiograph to health care providers, and

     Apply for health care provider reimbursement through insurance and government programs for the Variance
     Cardiograph diagnostic procedure to facilitate marketing.

     Fitness Application

     Continue marketing the LifeFit Health program to businesses in the St. Paul/ Minneapolis area,

     Begin placing Variance Cardiograph heart screen systems at health clubs and other health fitness oriented facilities while perfecting revenue model.

     Vital Health is going to seek up to $2,000,000 in financing over the next 12 months to fund its proposed operations over the next 12 to 24 months. Of this amount, $1,350,000 represents general and administrative expenses and working capital reserves, which is intentionally high because of the uncertainties we face in implementing this new business. The estimated use of the remaining $650,000 is as follows:

          Legal and                            $50,000
          Professional fees
          FDA Application                     $100,000
          Research and                        $200,000
          Development
          Marketing                           $200,000
          Clinical Studies                    $100,000

The foregoing figures are only estimates, and actual use of any capital we obtain may vary substantially as the implementation of our business unfolds.

Forward-Looking Statement Notice

   When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed above and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                   PART II.  OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

   In January and March 2001, the Company obtained $90,000 in cash by issuing convertible notes to four individual investors. The notes bear interest at 10% per annum and are due in January and March 2002. The notes are convertible, at the holders' option, at a rate of $1.50 of principal and interest for each share of common stock. In connection with the notes, a five-year warrant to purchase 2,500 shares of common stock at an exercise price of $2.00 per share was issued for each $5,000 note increment. The table below provides relevant information on the notes and warrants issued.

   Also during first quarter 2001, the Company issued warrants to purchase 60,000 shares of Vital Health's common stock, exercisable over a term of five years at a price of $0.05 per share. The following table provides relevant information on each of the warrants issued.

      Name          Warrant    Exercise   Consideration  		Expiration
                    Shares      Price
Robert Johnson       5,000      $0.05      Consulting Services	 3/07/2006

Ehssan              50,000      $0.05      Consulting Services     1/15/2006
Taghizadeh

Gary Knudsen MD      5,000      $0.05      Consulting Services     1/09/2006

Aurora Capital       7,500      $2.00      Attached to $15,000     1/29/2006
Management, LLC                             Convertible Note

Douglas Lennick     25,000      $2.00      Attached to $50,000     3/14/2006
                                            Convertible Note

Gary and Shirley     2,500      $2.00      Attached to $5,000      3/14/2006
Kerkow                                      Convertible Note

Daniel Kuplic       10,000      $2.00      Attached to $20,000     3/14/2006
                                            Convertible Note

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

   None

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref.               Title of Document              	  Location
  No.
  10.1    Convertible Promissory Note with Aurora      	  Attached
          Capital Management, LLC

  10.2    Convertible Promissory Note with Douglas Lennick    Attached

  10.3    Convertible Promissory Note with Gary and    	  Attached
          Shirley Kerkow
  10.4    Convertible Promissory Note with Daniel Kuplic      Attached


                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Vital  Health  Technologies,Inc.


Date: May 10, 2001  		      By /s/ William Kieger
					         William Kieger, President
                                       Chief Executive and Financial Officer