Form 10QSB
period 2001-06-30
VITAL HEALTH TECHNOLOGIES INC
filed 2001-07-26
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 2,839,898 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 VITAL HEALTH TECHNOLOGIES, INC.

                              INDEX
                                                       Page
PART I.     FINANCIAL INFORMATION                         3

Item 1      Financial Statements                          3

Item 2      Management's Discussion and Analysis of       6
            Financial Condition and Plan of Operation

PART II.    OTHER INFORMATION                             8

Item 6      Exhibits and Reports on Form 8-K              8

SIGNATURES                                                9

Item 1. Financial Information

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS
                             (Unaudited)

                                        June 30,  December 31,
                                           2001           2000

              ASSETS

Current assets:
 Cash                                      $    8,604   $     9,143
 Inventory                                      3,035         3,073
 Prepaid expenses                                   0         7,282

      Total current assets                     11,639        19,498

Furniture and equipment                         6,677         6,677
Less accumulated depreciation                   1,136           162
      Net furniture and equipment               5,541         6,515

      Total assets                         $   17,180    $   26,013

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses$         3,959    $   10,232
 Note payable - convertible                    90,000             -

      Total current liabilities                93,959        10,232

Stockholders' equity (deficit):
 Undesignated stock: 5,000,000 shares
   authorized; none issued and outstanding          -             -
 Common stock: $.01 par value; 50,000,000
   shares authorized; shares issued and
   outstanding 2,839,898 in 2001 and 2000      28,399        28,399
 Additional paid-in capital                11,821,224    11,820,674
 Accumulated deficit                      (11,793,637)  (11,793,637)
 Deficit accumulated during the
   development stage                         (132,765)      (39,655)

  Total stockholders' equity (deficit)        (76,779)       15,781

      Total liabilities and
        Stockholders' equity (deficit)   $     17,180  $     26,013

                 See Notes to Financial Statements.

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2001        2000         2001         2000
Revenues                             $    2,346   $        -    $   2,907    $     -

Cost of sales                                 -            -          (38)         -

General and administrative expenses     (25,551)           -      (92,841)       (14)

Interest expense                         (2,250)           -       (2,783)         -

Income tax expense                            -            -            -          -

Net income (loss)                       (25,455)           -      (93,110)       (14)

Other comprehensive income (loss)             -            -            -          -

Comprehensive income (loss)         $   (25,455)  $        -    $ (25,455)   $     -

Basic earnings (loss) per share     $      (.01)  $     (.00)   $    (.01)   $  (.00)

Weighted average number of
 shares outstanding                   2,839,898      419,833    2,839,898     419,833

See Notes to Financial Statements.

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS
                     Increase (Decrease) In Cash
                             (Unaudited)


                                                  Six Months Ended
                                                       June 30,
                                                      2001      2000
Cash flows from operating activities:
  Net income (loss)                                $ (93,110)  $   (14)
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Warrants issued for consulting services              550         -
    Depreciation                                         974         -
    Inventory                                             38         -
    Prepaid expenses                                   7,282         -
    Accounts payable and other current liabilities    (6,273)       14
Cash flows from operating activities                 (90,539)        -

Cash flows from financing activities:
 Issuance of convertible notes payable                90,000         -

Cash flows from investing activities                       -         -

Increase (decrease) in cash                             (539)        -

Cash:
  Beginning of year                                    9,143         -

  End of year                                      $   8,604   $     -


Supplemental cash flow information:
Interest paid                                      $       -   $     -
Income taxes paid                                  $       -   $     -


Summary of non cash activity:

Warrants to purchase 55,000 shares of the Company's common stock at $.05 per share were issued by the Company in January and March 2001 as part of consulting agreements. These warrants were valued at $.01 per share.


                 See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

In 1998 and 1999 the Company worked with a Minnesota venture capital firm, Aurora Capital Management, LLC (Aurora) and a Minnesota entity with compatible business operations, Vital Health Technologies, LLC (VHT-LLC) in an effort to revitalize the Company. These dealings ultimately led to the acquisition of VHT-LLC's assets on December 1, 2000.

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

In November 2000, the Company satisfied the last of its judgment creditors. In October 2000, the Company reached an agreement with VHT-LLC to settle its indebtedness to VHT-LLC for 400,989 shares of the Company's common stock . On December 1, 2000, the Company acquired all of the assets of VHT-LLC for 2,000,000 shares of the Company's common stock. The Company is moving forward with development of its core technology (variance cardiography). The Company is also contemplating raising capital through a private placement or rights offering of the Company's common stock.

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

Item 2.  Managements Discussion and Analysis of Financial
Condition and Plan of Operation

Three Months Ended June 30, 2001 and 2000

   The Company generated revenue of $2,346 for the three months ended June 30, 2001, as compared to no revenue for the three months ended June 30, 2000. Cost of sales for the three months ended June 30, 2001 and 2000 were $0 and $0, respectively. The Company generated revenue of $2,907 for the six months ended June 30, 2001, as compared to no revenue for the six months ended June 30, 2000. Cost of sales for the six months ended June 30, 2001 and 2000 were $38 and $0, respectively.

   General and administrative expenses for the three months ended June 30, 2001 were $25,551, as compared to $14 in the same period of 2000. General and administrative expenses for the six months ended June 30, 2001 were $92,841, as compared to $14 in the same period of 2000. This large increase in expenses is attributable primarily to technology development and legal and accounting expenses incurred to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934.

   The Company had interest expense in the amount of $2,250 for the three months ended June 30, 2001, as compared to $-0-interest expense for the three months ended June 30, 2000. The Company had interest expense in the amount of $2,783 for the six months ended June 30, 2001, as compared to $-0- interest expense for the six months ended June 30, 2000.

   As a result of the foregoing, the Company realized a net loss of $(25,455) for the three months ended June 30, 2001, as compared to a net loss of $-0- for the same period in 2000.
As a result of the foregoing, the Company realized a net loss of $(93,110) for the six months ended June 30, 2001, as compared to a net loss of $(14) for the same period in 2000.

Liquidity and Capital Resources

   At June 30, 2001, the Company had a working capital deficit of $(85,355), as compared to a working capital of $(15) at June 30, 2000. The substantial change in working capital is attributable to the Company's use of debt financing to fund current activities.

   The Company has been actively seeking partnership opportunities with larger medical technology companies in the industry for financing along with venture firms and private investors.

      If we are unable to locate alternative financing, our ability to further implement our business plan and sustain existing operations will be substantially impaired and our continuation as a going concern is unlikely.

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

     Our plan for the next 12 months is to handle the administrative and reporting requirements of a public company;
and:

     Medical Application

     Work with HealthEast Midway Clinic to perfect clinical application of Variance Cardiograph

     Conduct a longitudinal study of the previously tested subjects over the past 8-12 years to assess predictability of Variance Cardiography

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

     Fitness Application

     Begin placing Variance Cardiograph heart screen systems at health clubs and other health fitness oriented facilities while perfecting revenue model

     Vital Health is going to seek up to $2,000,000 in financing over the next 12 months to fund its proposed operations over the next 12 to 24 months. Of this amount, $1,350,000 represents general and administrative expenses and working capital reserves, which is intentionally high because of the uncertainties we face in implementing this new business. In addition, in the event a sales agent is utilized to complete the private placement offering, the company has budgeted $260,000 for commissions and expense reimbursement. The estimated use of the remaining $650,000 is as follows:


Legal and professional fees          $        50,000
FDA Application                      $       100,000
Research and Development             $       200,000
Marketing                            $       200,000
Clinical Studies                     $       100,000


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

   None

                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Vital Health Technologies, Inc.


Date:   July  26,  2001           By/s/William Kieger, President
                                          Chief Executive and
                                          Financial Officer