Form 10QSB
period 2001-09-30
VITAL HEALTH TECHNOLOGIES INC
filed 2001-11-02
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

         855 Village Center Drive, North Oaks, MN 55127
            (Address of Principal Executive Offices)

                         (651) 238-8636
                   (Issuer's telephone number)

       3805 Centre Point Drive North, Roseville, MN 55113
(Former name, address and fiscal year, if changed since last report)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 2,839,898 shares of common stock.

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

Item 1. Financial Information

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS
                             (Unaudited)

                                          September 30,   December 31,
                                               2001           2000
              ASSETS

Current assets:
 Cash                                      $      243   $      9,143
 Inventory                                      1,035          3,073
 Prepaid expenses                                   0          7,282

      Total current assets                      1,278         19,498

Furniture and equipment                         6,677          6,677
Less accumulated depreciation                   1,623            162
      Net furniture and equipment               5,054          6,515

      Total assets                        $     6,332   $     26,013

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses    $     7,905   $     10,232
 Notes payable - convertible                   95,000              0

      Total current liabilities               102,905         10,232

Stockholders' equity (deficit):
 Undesignated stock: 5,000,000 shares
   authorized; none issued and outstanding          0              0
 Common stock: $.01 par value; 50,000,000
   shares authorized; shares issued and
   outstanding 2,839,898 in 2001 and 2000      28,399         28,399
 Additional paid-in capital                11,821,224     11,820,674
 Accumulated deficit                      (11,793,637)   (11,793,637)
 Deficit accumulated during the
   development stage                         (152,559)       (39,655)

     Total stockholders' equity (deficit)     (96,573)        15,781

      Total liabilities and
        Stockholders' equity (deficit)  $       6,332    $    26,013

                 See Notes to Financial Statements.

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                        2001       2000        2001         2000
Revenues                           $        0    $      0    $   2,907    $       0

Cost of sales                               0           0          (77)           0

General and administrative expenses   (15,523)    (71,195)    (108,681)     (71,210)

Interest expense                       (2,271)     (4,323)      (5,053)      (4,323)

Inventory valuation allowance          (2,000)          0       (2,000)           0

Debt forgiveness                            0      83,863            0       83,863

Income tax expense                          0           0            0            0

Net income (loss)                     (19,794)      8,345     (112,904)       8,330

Other comprehensive income (loss)           0           0            0            0

Comprehensive income (loss)        $  (19,794)   $  8,345    $(112,904)   $   8,330

Basic earnings (loss) per share    $     (.01)   $    .02    $    (.04)   $     .02

Weighted average number of
 shares outstanding                 2,839,898     419,833    2,839,898      419,833

See Notes to Financial Statements.

                   VITAL HEALTH TECHNOLOGIES, INC.
                    (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS
                     Increase (Decrease) In Cash
                             (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                            2001        2000
Cash flows from operating activities:
  Net income (loss)                                 $ (112,904)  $    8,330
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Debt forgiveness                                         0       (8,344)
    Warrants issued for consulting services                550            0
    Depreciation                                         1,461            0
    Inventory valuation allowance                        2,000            0
    Inventory                                               38            0
    Prepaid expenses                                     7,282            0
    Accounts payable and other current liabilities      (2,327)          14
Cash flows from operating activities                  (103,900)           0

Cash flows from financing activities:
 Issuance of convertible notes payable                 95,000             0

Cash flows from investing activities                        0             0

Increase (decrease) in cash                            (8,900)            0

Cash:
  Beginning of year                                     9,143             0

  End of year                                     $       243     $       0


Supplemental cash flow information:
Interest paid                                     $         0     $       0
Income taxes paid                                 $         0     $       0

Summary of non cash activity:

In 2000, the Company received debt forgiveness totaling $83,863.
$75,519 of this debt was incurred and forgiven in 2000.

Warrants to purchase 55,000 shares of the Company's common stock at $.05 per share were issued by the Company in January and March 2001 as part of consulting agreements. These warrants were valued at $.01 per share.

                 See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

In 1998, 1999, 2000 and 2001 the Company has been fully dependent on VHT-LLC and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

In November 2000, the Company satisfied the last of its judgment creditors. In October 2000, the Company reached an agreement with VHT-LLC to settle its indebtedness to VHT-LLC for 400,989 shares of the Company's common stock . On December 1, 2000, the Company acquired all of the assets of VHT-LLC for 2,000,000 shares of the Company's common stock. The Company is moving forward with development of its core technology (variance cardiography). The Company is focusing efforts on partnership agreements with larger medical device companies and raising capital from institutional investors and venture funds. The Company has also been contemplating raising capital through a private placement or rights offering of the Company's common stock.

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

Item 2.  Managements Discussion and Analysis of Financial
Condition and Plan of Operation

Three Months Ended September 30, 2001 and 2000

   The Company generated no revenue for the three months ended September 30, 2001, as compared to no revenue for the three months ended September 30, 2000. Cost of sales for the three months ended September 30, 2001 and 2000 were $0 and $0, respectively. The Company generated revenue of $2,907 for the nine months ended September 30, 2001, as compared to no revenue for the nine months ended September 30, 2000. Cost of sales for the nine months ended September 30, 2001 and 2000 were $77 and $0, respectively.

   General and administrative expenses for the three months ended September 30, 2001 were $15,523, as compared to $71,195 in the same period of 2000. General and administrative expenses for the nine months ended September 30, 2001 were $108,681, as compared to $71,210 in the same period of 2000. This large increase in expenses is attributable primarily to technology development and legal and accounting expenses incurred to bring the Company current in its reporting obligations under the Securities Exchange Act of 1934.

   The Company had interest expense in the amount of $2,271 for the three months ended September 30, 2001, as compared to $4,323 interest expense for the three months ended September 30, 2000. The Company had interest expense in the amount of $5,053 for the nine months ended September 30, 2001, as compared to $4,323 interest expense for the nine months ended September 30, 2000. The Company recognized a gain from debt forgiveness in the first three months of September 2000, which did not recur in the three months ended September 30, 2001.

   As a result of the foregoing, the Company realized a net loss of $19,794 for the three months ended September 30, 2001, as compared to net income of $8,345 for the same period in 2000.
As a result of the foregoing, the Company realized a net loss of $112,904 for the nine months ended September 30, 2001, as compared to net income of $8,330 for the same period in 2000.

Liquidity and Capital Resources

   At September 30, 2001, the Company had a working capital deficit of $101,627, as compared to a working capital of $9,266 at September 30, 2000. The substantial change in working capital is attributable to the Company's use of debt financing to fund current activities.

   To reduce operating expenses the Company negotiated a lease termination agreement for approximately 2,000 square feet of space at the Roseville, Minnesota location. The termination of the lease will save the Company approximately $3,500 per month beginning October 1, 2001. The Company will retain 420 square feet of space at the Shoreview, Minnesota location and will be seeking additional space when the Company has sufficient capital to implement its plan of operations. The Company received a loan in the amount of $2,500 from Focus Tech Investments Inc. on September 10, 2001 and another $2,500 from its primary officer William Kieger on September 24, 2001. Both loans accrue interest at 10% per annum and are scheduled to come due 12 months from issue.

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

     Medical Application

     Work with HealthEast Midway Clinic to perfect clinical application of Variance Cardiograph

     Conduct a longitudinal study of the previously tested subjects over the past 8-12 years to assess predictability of Variance Cardiography

     Apply for FDA market clearance of the Variance Cardiograph in medical diagnostic applications,

     Seek out a strategic partnership agreement with a medical devise distributor to implement manufacturing and marketing of the Variance Cardiograph to health care providers, and

     Apply for health care provider reimbursement through insurance and government programs for the Variance
     Cardiograph diagnostic procedure to facilitate marketing;

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

SEC Ref No.         Title of Document                         Location

10.1           Convertible Promissory Note
                 with Focus Tech Investments, Inc.             Attached

10.2           Convertible Promissory Note
                 with William Kieger                           Attached

                           SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Vital  Health  Technologies, Inc.

Date: November 2, 2001               By /s/ William  Kieger, President
                                      Chief Executive and Financial Officer