Form 10KSB
period 2001-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2002-02-06
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                          Commission File No. 000-15243

                         VITAL HEALTH TECHNOLOGIES, INC.
           (Name of Small Business Issuer as specified in its charter)

               Minnesota                               41-1618186
    (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                Identification No.)

             855 Village Center Drive Suite 315, North Oaks MN 55127
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (651) 238-8636

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year:  $2,906.

The aggregate market value of voting stock held by non-affiliates:  $0

As of February 5, 2002, the Registrant had outstanding 284,460 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Property                                             6

3.    Legal Proceedings                                                   6

4.    Submission of Matters to a Vote of Security Holders                 6

Part II

5.    Market for Common Equity and Related Stockholder Matters            6

6.    Management's Discussion and Analysis or Plan of Operation           7

7.    Financial Statements                                                8

8.    Changes in and Disagreements with Accountants                       8
      on Accounting and Financial Disclosure
Part III

9.    Directors, Executive Officers, Promoters and Control                8
      Persons; Compliance with Section 16(a) of the Exchange Act

10.    Executive Compensation                                              9

11.   Security Ownership of Certain Beneficial Owners and Management      9

12.   Certain Relationships and Related Transactions                      10

13.   Exhibits and Reports on Form 8-K                                    11

Signatures                                                                12

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

     The Company intends to license or sell the Variance Cardiography technology to another medical technology company with the resources required to effectively market, manufacture and distribute it to the United States and other foreign markets. The company will also be seeking merger opportunities with existing operating companies, which will generate on-going revenues for the Company.

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

     Traditional evaluation for the coronary artery disease begins with a personal history review, physical examination, routine lab studies, chest x-rays and electrocardiograms ("ECG"). However, the accuracy of the ECG, particularly a resting ECG, is much lower than desired for detecting coronary artery disease. The accuracy of the stress ECG test is higher than that of the resting ECG, but many patients cannot be stressed. For example, non-ambulatory individuals and individuals with health problems such as obesity, asthma or arthritis cannot be stressed. The exercise ECG test is limited in its accuracy to detect coronary artery disease, especially when its results are equivocal as is usually the case in patients without heart disease symptoms and in patients with intermediate risk (i.e., patents with or without symptoms but having high blood pressure, high cholesterol levels, tobacco use, family history or diabetes). The medical community recognizes that stress ECGs often have high false positive results, particularly in women, which leads to more invasive tests and more expense.

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

     Twenty-four  clinical  studies have been  completed  with  several  studies published that conclude Variance Cardiography has greater sensitivity, specificity and accuracy than a standard ECG and exercise stress test. Additionally, the Company believes the cost of a Variance Cardiograph is comparable, if not favorable, to comparable tests.

     Vital Health devoted $400,000 and 2 years to design a new version of the Variance Cardiograph that replaces the Variance Cardiograph's current ISA (Industry Standard Adapter) interface with a Universal Serial Bus data converter. The Universal Serial Bus is the new I/O (Input/Output) standard for personal computers and gives users simple, easy, plug-and-play connections for peripherals. The new Variance Cardiograph is built as an outside the computer device that provides potential advantages in flexibility and mobility by allowing the Variance Cardiograph to interface with a laptop or desktop personal computer. In addition, the newer Variance Cardiograph can complete a test in 10-15 minutes, compared to the 45-minute test of the previous design.

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

Plans for licensing or sale of technology

     Do to the lack of available capital to successfully market Variance Cardiography, the Company changed its direction in 2001 from trying to market the Variance Cardiography technology to actively seeking candidates to license or purchase the Variance Cardiograph technology. Types of companies that have been targeted include ECG manufacturers, electrode manufacturers, large medical device and pharmaceutical companies. The Company has contacted companies in the United States, Europe and Japan. As of this date, there have not been any proposals presented by the Company or any candidates that have been targeted. There can be no assurance that the Company will have success in licensing or selling the Variance Cardiograhy technology. In the event that the Company sells the technology in exchange for stock and/or a royalty, there can be no assurance that the stock will be marketable or have future value or that royalty payments will be paid or have any significant value.

Pursuit of acquisition and merger candidates

     The Company has been receiving assistance from Focus Tech Investments, Houston Texas who has provided the Company with loans and help in locating a market maker for the Company's stock. The Company has received approval from the NASD for its stock to trade on the over-the-counter bulletin board. Focus Tech Investments is also seeking operating companies that may be candidates for an acquisition or merger with Vital Health Technologies. As of this date there have been no discussions with any potential candidates for an acquisition or merger and there can be no assurance that either will take place in the future or any agreement will be finalized if discussions take place.

Reverse stock split

     To better position the Company for a potential merger or acquisition the Company's board of directors considered and approved a reverse stock split on December 26, 2001. For shareholders of record on January 7, 2002 each shareholder received one share of Vital Health Technologies, Inc. common stock in exchange for each ten shares held. For shareholders who will then hold less than one share of common stock the Company will be purchasing those shares at a price of .05 per fractional share. As the reverse split was approved by the board of directors only, the Company may be required under Minnesota law to amend its articles of incorporation to reduce the number of authorized shares of common stock to 5,000,000 and increase the par value per share to $0.10.

Governmental Regulation

     The Variance Cardiograph is subject to government regulation by the Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act. The Company has submitted a 510(k) and received FDA clearance for the older model of the Variance Cardiograph in 1986. The first prototype for the new Variance Cardiograph was completed in September 2000. With the new design, a new 510(k) must be filed with the FDA before the device can be marketed to the medical community. Any company who licenses or purchases the Variance Cardiography technology will need to file for FDA clearance. However, FDA clearance is not certain, and such clearance will require additional time, effort, and expense.

Employees

     The Company is a development stage company and currently has no employees. Executive officers will devote such time to the affairs of the Company, as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not currently anticipate a need to engage any full-time employees. The need for employees and their availability will be addressed in connection with potential merger or acquisitions.

ITEM 2.  DESCRIPTION OF PROPERTY

     To reduce operating expenses the Company negotiated a lease termination agreement with CSM Properties. The Company vacated the approximately 2,000 square foot facility at its Roseville, Minnesota location on October 1, 2001 to save approximately $3,500 in monthly expenses. The Company will continue to rent 420 square feet at its Shoreview, Minnesota location, which is rented on a monthly basis.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     With the assistance of Focus Tech Investments the Company was successful in seeking a market maker to file a form 11 with the NASD. In late December ACAP Securities of Salt Lake City, Utah was notified by the NASD the approval to develop a public market for Vital Health Technologies, Inc. common stock on the OTC Bulletin Board. However, there is no assurance that a trading market will develop in the future. Even if a trading market should develop, there is no way of determining what the market price may be at any future time.

     At January 21, 2002, there were approximately 1,218 holders of the Company's 284,460 issued and outstanding shares of common stock, $0.01 par value.

     The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Issuance of Securities

     In July 2001, the Company issued 470, post reverse split shares of common stock to Prudential Securities to correct an error from December of 1996 in which the Company issued a certificate to Prudential Securities but did not record it on the Company shareholder list. The mistake was identified by Prudential Securities when they presented the certificate to the transfer agent to exchange for a post stock split certificate.

Convertible Promissory Notes.

     During the year 2001 the Company issued promissory notes amounting to $102,500 in proceeds to the Company. The notes accrue at a 10% interest rate and are due 12 months following the issue date. Each holder has the option to convert all or a portion of each note into shares of Vital Health Technologies, Inc. common stock at price determined by a stock offering or the Company's board of directors. The notes issued through March of 2001 include a stock warrant that was issued at the same time as the notes. Each note increment of $5,000 includes a warrant to purchase 250 shares of common stock at a price of $20 within 5 years of the issue date. A total of 4,500 shares are under warrant relating to these notes.

Warrants Issued For Services Rendered

     In 2000 and 2001 the Company issued warrants to purchase 17,050 shares at exercise prices ranging from $.49 to $.50 per share in exchange for advisory and consulting services. Each warrant expires 5 years following the date of issue (October 2005 to March 2006).

     Currently the Company has a total of 21,550 warrants outstanding, including the warrants issued for services rendered and those issued with the convertible notes.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Vital Health is a development stage company and has not commenced its principal operation of distributing the Variance Cardiograph and related services. Due to economic and market conditions the Company was unable to secure sufficient financing to complete the plan of development for 2001. Consequently, management has changed the strategic direction of the Company to focus on the sale or licensing of the Variance Cardiograhy technology and seek potential merger-acquisition opportunities. The Company is utilizing Focus Tech Investments, Houston, Texas to provide services that include locating and negotiating merger-acquisition agreements with existing operating companies.

     Our plan for the next 12 months is to:

     Maintain the administrative and reporting requirements of a public company

     Target and approach potential candidates who will purchase or license the variance cardiography technology

     Position  the  Company  for,   and  pursue   potential   merger-acquisition
     opportunities with existing operating companies


     As of this date we have not presented or received any proposals or entered into any negotiations regarding the purchase or licensing of the Variance Cardiography technology. In addition, we have not entered into any proposals or negotiations with potential merger-acquisition candidates. The Company implemented a 1 for 10 reverse stock split early in the year 2002 to be more attractive for merger-acquisition candidates. However, there can be no assurance that the Company will be successful with either of the two initiatives, and if so; we cannot accurately predict the value of any agreement to the Company.

     The Company has relied on loans and internal sources for funding the expenses of the Company. Since we presently have no revenue from operations, we cannot rely on internal sources of capital to fund ongoing Company expenses. If we are unable to locate candidates for the purchase or licensing of the Variance Cardiography technology or complete a merger or acquisition agreement, our ability to continue as a going concern is unlikely.

     The convertible promissory notes that were issued in 2001 will begin to come due in January 2002. There can be no assurance that the Company will have the funds available if the note holders do not elect to convert their note balances into common stock at a price that the board of directors may offer. If the notes go into default the note holders will have the right to pursue action against the Company to seek payment. Management has been in contact with each note holder and it is believed that each will allow the notes to continue to accrue interest at 10% for a limited period of time beyond the due dates for each note. Our senior officer, William Kieger has provided his services in 2001 without compensation. For financial statement purposes, these services were valued at their fair value of $120,000 in accordance with Staff Accounting Bulletins 5-T. Each of the officers and directors of the Company have expressed a desire to be replaced by other qualified officers and directors during 2002.

     All of our outside product development, marketing and administrative consultants have accepted warrants for services rendered, but there is no assurance they will continue to do so in the future. In the event Vital Health is successful in its initiatives a new team of managers and directors will most likely fill those positions for the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

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

Name                      Age   Positions                     Since

William Kieger            46    President and Director        August, 2000

Stephen Muscanto          59    Director                      August, 2000

Lloyd R. Woelfle          49    Secretary and Director        August, 2000


     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     William Kieger received his B.A. in Business Management from the University of St. Thomas, St. Paul, Minnesota in 1978. For fifteen years prior to 1996, Mr. Kieger served as a Vice President with American Express Financial Advisors, where he was manager of a division of the company, which sold financial services products. For the past six years he has owned and operated Aurora Capital Management, a consulting firm providing venture capital, business and strategic planning.

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

     Lloyd Woelfle attended the University of Oklahoma majoring in Microbiology from 1971 to 1973. He received a CFP designation from the College for Financial Planning, Denver, Colorado, and is a licensed principal. For the past 23 years American Express has employed Mr. Woelfle; most recently as a vice president specializing in security compliance and systems management.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has no agreement or understanding, express or implied, with any officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the officer's responsibilities following a change in control of the Company

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 5, 2002, the number and percentage of the 284,460 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address
of Beneficial Owner                             Common Shares   Percent of Class

Aurora Capital Management LLC (1)(4)               210,421           73.97

William Kieger (2)(4)                              210,421           73.97

Stephen Muscanto (2)(3)                              1,167           0.041

Lloyd Woelfle (2)(3)                                 6,532            2.29

All officers and directors as a group:  3          218,121           76.30
Persons

(1) William Kieger owns and controls Aurora Capital Management LLC, which directly owns 210,421 shares of the Company's common stock. Accordingly, Mr. Kieger may be deemed to have indirect voting and investment control over the shares held by Aurora Capital Management.
(2)  Officer or director of the Company.
(3)  Includes a warrant to purchase 1,000 shares.
(4)  Includes a warrant to purchase   750 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.  Title of Document                                     Location
------------  -----------------                                     --------

3.1           Amended and Restated Articles of Incorporation            *
3.2           Restated Bylaws                                           *

* These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and are incorporated herein by this reference.

Form 8-K Filings

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Vital Health Technologies, Inc.

Date:  January 25, 2002                   /s/ William Kieger, President,
                                          Chief Executive and Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


January 25, 2002                          /s/ William Kieger, Director


January 25, 2002                          /s/ Lloyd Woelfle, Director


January 25, 2002                          /s/ Stephen Muscanto, Director

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2001 AND 2000
                      AND THE PERIOD FROM REENTRANCE INTO
                               DEVELOPMENT STAGE
                    (JANUARY 1, 1994) TO DECEMBER 31, 2001


                               TABLE OF CONTENTS

                                                                      Page

Independent Auditors' Report...........................................13


Financial Statements:

      Balance Sheets...................................................14

      Statements of Operations.........................................15

      Statements of Stockholders" Equity (Deficit).....................16

      Statements of Cash Flows.........................................17

      Notes to Financial Statements....................................18

                     Callahan, Johnston & Associates, LLC
                 Certified Public Accountants and Consultants


                         INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Vital Health Technologies, Inc.
   (A Development Stage Company)
Minneapolis, Minnesota


We have audited the accompanying balance sheets of Vital Health Technologies, Inc. (f/k/a/ Vital Heart Systems, Inc.) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from reentrance into development stage (January 1, 1994) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Health Technologies, Inc. as of December 31, 2001 and 2000, and the results of operations and cash flows for the years then ended and the period from reentrance into development stage (January 1, 1994) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
January 19, 2002




              7850 Metro Parkway, Suite 207, Minneapolis, MN 55425
                   Telephone: (952)858-7207 Fax: (952)858-7202
                        Email: callahan_johnston@msn.com

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                                              December 31,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
               ASSETS

Current assets:
   Cash                                                $     1,379   $    9,143
   Inventory                                                  -           3,073
   Prepaid expenses                                           -           7,282
                                                       -----------   -----------

     Total current assets                                    1,379       19,498
                                                       -----------   -----------

Furniture and equipment                                      6,677        6,677
Less accumulated depreciation                                2,108          162
Less valuation allowance                                     4,569          -
                                                       -----------   -----------
     Net furniture and equipment                              -           6,515
                                                       -----------   -----------

     Total assets                                      $     1,379   $   26,013
                                                       ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses               $    10,080   $    10,232
   Convertible notes payable                               102,500          -
   Note payable - related party                               -             -
                                                       -----------   -----------

     Total current liabilities                             112,580       10,232
                                                       -----------   -----------

Stockholders' equity (deficit):
   Undesignated stock: 5,000,000 shares
     authorized; none issued and outstanding                  -             -
   Common stock: $.01 par value;
     50,000,000 shares authorized (see Note 1);
     shares issued and outstanding
     284,459 in 2001 and 2000                                2,845        2,845
   Additional paid-in capital                           11,966,778   11,846,228
   Accumulated deficit                                 (11,793,637) (11,793,637)
   Deficit accumulated during the
     development stage                                    (287,187)     (39,655)
                                                       -----------   -----------

     Total stockholders'
       equity (deficit)                                   (111,201)      15,781
                                                       -----------   -----------

     Total liabilities and
       Stockholders' equity (deficit)                  $     1,379   $    26,013
                                                       ===========   ===========







              The accompanying notes are an integral part of these
                          financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                 Reentrance Into
                                                                    Development
                                                                     Stage To
                                         Years Ended December 31,   December 31,
                                         ------------------------
                                            2001         2000           2001
                                         ----------   ----------     ----------

Revenues                                 $   2,906    $      457     $   96,361
Cost of goods sold                             (38)        -                (38)
Administrative expenses                   (234,790)      (86,102)      (718,846)
Other income (expense)                      (7,604)        -             (7,404)
Interest expense                            (7,651)       (4,323)       (91,974)
Income tax expense (benefit)                  (355)        -               (529)
                                         ----------   ----------     ----------

     Operating income (loss)              (247,532)      (89,968)      (722,430)

Gain on debt forgiveness/
   collection, net of income
   taxes of $-0-, and $-0-,
   respectively                               -          438,942        435,243
                                        ----------     ----------    ----------

     Net income (loss)                    (247,532)      348,974       (287,187)

Other comprehensive income (loss)             -            -               -
                                        ----------     ----------    ----------

Comprehensive income (loss)             $ (247,532)    $  348,974    $ (287,187)
                                        ==========     ==========    ==========

Basic earnings (loss) per share:
   Continuing operations                $     (.87)    $    (1.36)   $    (9.56)
   Extraordinary item                         -              6.64          5.76
                                        ----------     ----------    ----------

                                        $     (.87)    $     5.28    $    (3.80)
                                        ==========     ==========    ==========

     Weighted average number of
       shares outstanding                  284,459         66,066        75,533
                                        ==========     ==========    ==========

Diluted earnings (loss) per share:
   Continuing operations                $     (.87)    $    (1.36)   $    (9.56)
   Extraordinary item                         -              6.64          5.76
                                        ----------     ----------    ----------
                                        $     (.87)    $     5.28    $    (3.80)
                                        ==========     ==========    ==========

     Weighted average number of
       shares outstanding                  284,459         66,066        75,533
                                        ==========     ==========    ==========








              The accompanying notes are an integral part of these
                          financial statements.

                                           VITAL HEALTH TECHNOLOGIES, INC.
                                            (A Development Stage Company)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Accumulated
                                              Common Stock                                    Deficit
                                           -------------------  Additional                    During
                                             Number of           Paid-In    Accumulated    Development
                                             Shares     Amount   Capital      Deficit         Stage           Total
                                           ------------------- ----------- -------------   -----------     ------------

Balances, January 1, 1994                     41,900 $     419 $11,779,532 $(13,896,096)   $    -          $(2,116,145)
  Issuance of common stock in 1994               553         6      14,994         -            -               15,000
  Net income (loss) - 1994                      -          -          -           5,503(1)     (89,747)        (84,244)
  Net income (loss) - 1995                      -          -          -            -           (62,874)        (62,874)
  Net income (loss) - 1996                      -          -          -            -           (71,513)        (71,513)
  Net income (loss) - 1997                      -          -          -            -           (70,000)        (70,000)
  Net income (loss) - 1998                      -          -          -         488,491(1)      264,570(1)     753,061
  Net income (loss) - 1999                      -          -          -       1,300,012(1)      (50,612)     1,249,400
                                           --------- --------- -----------  -----------    ------------    -----------

Balances, December 31, 1999                  42,433        425  11,794,526  (12,102,090)        (80,176)      (387,315)
  Issuance of common stock and warrants in
    in settlement of debt in September 2000     181          2         234         -               -               236
  Exercise of warrant in September 2000       1,451         14         712         -               -               726
  Issuance of common stock and warrants for
    services in September 2000                  275          3         534         -               -               537
  Issuance of common stock in settlement of
    debt in October 2000                     40,099        401      19,649         -               -            20,050
  Issuance of warrants for services            -           -           925         -               -               925
  Issuance of common stock as part of asset
    purchase agreement                      200,000      2,000      29,648         -               -            31,648
  Net income (loss) - 2000                     -           -          -         308,453          40,521        348,974
                                          --------- ---------- -----------  -----------    ------------    -----------

Balances, December 31, 2000                 284,459      2,845  11,846,228  (11,793,637)        (39,655)        15,781
  Contributed capital from donated services    -           -       120,000         -               -           120,000
  Issuance of warrants for services            -           -           550         -               -               550
  Net income (loss) - 2001                     -           -          -            -           (247,532)      (247,532)
                                          --------- ---------- -----------  -----------    ------------    -----------

Balances, December 31, 2000                 284,459 $    2,845 $11,966,778 $(11,793,637)   $   (209,187)   $  (111,201)
                                          ========= ========== =========== ============    ============    ===========

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                                 Reentrance Into
                                                                    Development
                                                                     Stage To
                                          Years Ended December 31,  December 31,
                                          ------------------------
                                             2001          2000          2001
                                          ----------    ----------  ------------

Cash flows from operating activities:
  Net income (loss)                       $ (247,532)   $  348,974  $  (287,187)
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Debt forgiveness/cancellation             -         (438,942)    (435,243)
      Stock and warrants issued for
        services                                 550         1,462        2,012
      Donated officer compensation           120,000          -         120,000
      Valuation allowances                     7,604          -           7,604
      Depreciation                             1,946          -           1,946
      Inventory                                   38          -              38
      Indebtedness incurred
        for services and storage                -           55,000      400,000
      Prepaid expenses                         7,282        (7,282)        -
      Accounts payable and
        accrued expenses                        (152)      (14,970)     (10,594)
                                          ----------    ----------    ----------

Cash flows from operating activities        (110,264)      (55,758)    (201,424)
                                          ----------    ----------    ----------

Cash flows from financing activities:
  Stock proceeds                                -           19,888       34,888
  Proceeds of note payable                   102,500        45,013      157,038
                                          ----------    ----------    ----------

Cash flows from financing activities         102,500        64,901      191,926
                                          ----------    ----------    ----------

Increase (decrease) in cash                   (7,764)        9,143       (9,498)

Cash:
  Beginning of year                            9,143          -          10,877
                                          ----------    ----------   -----------
  End of year                             $    1,379    $    9,143   $    1,379
                                          ==========    ==========   ===========

Cash paid for:
   Interest                               $     -       $     -      $     -
                                          ==========   ==========    ===========
   Income taxes                           $    1,081    $     -      $    1,081
                                          ==========   ==========    ===========

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

     In 2001, $120,000 in value was assigned to donated officer services under SAB 5-T.


              The accompanying notes are an integral part of these
                          financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2001


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

In 1998 and 2000 the Company worked with a Minnesota venture capital firm, Aurora Capital Management, LLC (Aurora) and a Minnesota entity with compatible business operations, Vital Health Technologies, LLC (VHT-LLC) in an effort to revitalize the Company (see Notes 2 and 5). These dealings ultimately led to the acquisition of VHT-LLC's assets on December 1, 2000 (see Note 5).

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties

   Authorized Number of Shares

     The Company enacted a 1 for 10 reverse stock split as reflected in these financial statements (see Note 5). A provision in Minnesota Statutes might require reduction of the authorized shares of the Company from 50,000,000 to 5,000,000 and adjustment of the par value from $.01 to $.10. The ultimate resolution of this matter cannot be determined at this time.

   Inventory

     Inventory is recorded at the lower of cost (determined on a first-in, fist-out basis) or market. Inventory levels significantly exceed the Company's current requirements. The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

   Inventory is as follows:
                                                 2001         2000
                                               --------     --------

     Finished goods inventory                  $  3,035     $  3,073
     Valuation allowance                         (3,035)        -
                                               --------     --------

                                               $   -        $  3,073
                                               ========     ========

   Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 2 to 5 years. The Company's ability to utilize these fixed assets in on-going operations is uncertain (see Note 2). The estimated loss that management believes is probable is included in the furniture and equipment valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)
----------------------------------

   Lender Concentration/Continued Existence

     The  Company  has been  fully  dependent  on  VHT-LLC  and  Aurora  for the
     maintenance  of  its  corporate   status  and  to  provide  all  managerial
     assistance and working capital support for the Company.

   Continued Existence

     Management is uncertain if current agreements will allow it to remain as an operating business (see Note 2).

Earnings Per Share

The Company implemented FASB 128: Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options and warrants are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. Stock options and warrants are excluded from the EPS calculation due to their antidultitive effect.

Stock-Based Consideration

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123.

Contributed Services

Management services contributed by a principal stockholder have been reflected at their fair value in the accompanying financial statements in accordance with Staff Accounting Bulletin (SAB) 5-T: Accounting For Expenses or Liabilities Paid By Principal Stockholders.

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2001 AND 2000
                      AND THE PERIOD FROM REENTRANCE INTO
                               DEVELOPMENT STAGE
                    (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign current translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2001 and 2000, net income and comprehensive income were equivalent.

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


NOTE 2 - GOING CONCERN/DEVELOPMENT STAGE COMPANY

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

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 2 - GOING CONCERN/DEVELOPMENT STAGE COMPANY (Continued)

In 2001 and 2000 the Company has been fully dependent on its stockholders and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

In November 2000, the Company satisfied the last of its judgment  creditors (see
Note 6). In October 2000, the Company reached an agreement with VHT-LLC to settle its indebtedness to VHT-LLC for 40,099 shares of the Company's common stock (see Note 6). On December 1, 2000, the Company acquired all of the assets of VHT-LLC for 200,000 shares of the Company's common stock (see Note 6). In 2001, the Company attempted to move forward with development of its core technology (variance cardiography). The Company attempted to raise capital through a private placement or rights offering of the Company's common stock to move forward with product development, but was unsuccessful. Due to the lack of available capital to successfully market variance cardiography, the Company changed its direction in 2001 from trying to market the variance cardiography technology to actively seeking candidates to license or purchase the variance cardiograph technology.

During 2002, management will continue to:

  * Attempt to raise monies,
  * Maintain the administrative and reporting requirements of a public company,
  * Target and approach potential candidates who will purchase or license the variance cardiography technology, and
  * Position the Company; and pursue potential merger-acquisition opportunities with existing operating companies.

Failure of the company to achieve these goals could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                    (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 3 - GAIN ON DEBT CANCELLATION/SETTLEMENT

From 1999 to 2000, the Company successfully negotiated settlements of various obligations for:

   *  Partial payments
   *  Equity issuances
   *  Creditor releases

Other obligations of the Company were statutorily canceled due to the expiration of the statute of limitations on these obligations. At December 1, 2000, these cancellations and or settlements resulted in reduction of the Company's liabilities to only current trade payables.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

In 2001, the Company issued $102,500 in convertible notes payable maturing between January 29, 2002 and October 7, 2002. These notes are unsecured, bear interest at 10% per annum, and are convertible into common stock of the Company at the option of the note holders at a price equal to the next stock offering price.

Certain note holders were also issued warrants (see Note 5).

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Shares/Reverse Split

At the Company's August 28, 2000 Special Meeting of Shareholders, the Company approved Amended and Restated Articles of Incorporation which increased the authorized capitalization of the Company to fifty million (50,000,000) shares of $.01 par value common shares and five million (5,000,000) shares of undesignated stock. At this meeting a one for sixty consolidation of the Company's issued and outstanding shares was also approved. At its December 26, 2001 Board of Directors meeting, the Company approved a reverse split on a 1 for 10 basis effective January 7, 2002.

All references to stockholders' equity (deficit) in the accompanying financial statements have been restated to reflect these amendments retroactively.

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 5 - OTHER AGREEMENTS

Warrants

The Company has issued warrants to purchase its common stock as follows:

                         Shares
                         Under     Exercise
                         Warrant   Price           Exercise Period
                         ------    --------------  -----------------------------
   Issued for services
     in 2000 and 2001    17,050    $.49 to $20.00  January 2001 to January 2006
   Attachment to
     convertible notes    4,500    $20.00          January 2001 to October 2006
                         ------    --------------

                         21,550    $.50 to $20.00
                         ======    ==============

Other

The Company is obligated to issue 300 post reverse shares to a former creditor.


NOTE 6 - OTHER AGREEMENTS

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

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2001 AND 2000
                     AND THE PERI OD FROM REENTRANCE INTO
                               DEVELOPMENT STAGE
                    (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 6 - OTHER AGREEMENTS (Continued)

VHT-LLC Agreements

In 1998, the Company entered into similar loans and business management agreements with Vital Health Technologies, LLC (VHT-LLC). VHT-LLC is related to Aurora through common principals. These agreements were also secured by all of the Company's tangible and intangible assets, bore interest at 10%, and matured August 31, 1999.

VHT-LLC expended monies and provided managerial and consulting services under these agreements from 1999 to September 30, 2000 as follows:

       Advances to and expenses paid on
         behalf of the Company                       $ 54,538
       Staff and consulting charges                    84,500
       Storage fees/rent                               11,500
                                                    ---------

                                                    $ 150,538

On October 27, 2000, the Company reached an agreement to settle its obligation to VHT-LLC for 40,099 shares of the Company's common stock with a fair value of $20,050. The Company recorded a gain on debt forgiveness of $131,214 on this transaction.

On December 1, 2000, the Company acquired all of the assets of VHT-LLC valued at $31,648 in exchange for 200,000 shares of the Company's common stock. The Company accounted for this transaction at VHT-LLC's historical basis in accordance with SAB 48.

Debt Settlement

In November 2000, the Company received notification that its purchase of a judgment against the Company had been approved. Satisfaction of this $244,590 judgment for $20,000 resulted in a gain on debt forgiveness of $224,590 on this transaction.

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 7 - OPERATING LEASE

The Company assumed VHT-LLC's office lease at the time of the acquisition of VHT-LLC's assets (see Note 6). In 2001, the Company vacated this space and was able to terminate its obligation under this lease. The Company incurred rent expense of $28,795 in 2001 and $3,372 in 2000.

NOTE 8 - INCOME TAXES

Income taxes consisted of the following:

                                                       2001            2000
                                                     ---------       ---------
   Current:
     Federal                                         $    -          $    -
     State                                                 355            -
                                                     ---------       ---------
                                                           355            -
   Deferred:
     Federal                                              -               -
     State                                                -               -
                                                     ---------       ---------
                                                          -               -
                                                     ---------       ---------

   Income tax benefit (expense)                      $     355       $    -
                                                     =========       =========

The reconciliation between expected federal income tax rates is as follows:

                                          2001                    2000
                                  --------------------   ---------------------
                                  Amount       Percent   Amount        Percent

Expected federal tax              $ (57,000)    (34.0)   $ 119,000        34.0
State income tax, net
 of federal tax benefit             (11,000)     (7.0)      23,000         6.6
Exclusion of debt
 forgiveness from gross
 income under insolvency
 exclusion                            -            -      (178,000)      (50.9)
Valuation of net
 operating loss
 carryforwards                       67,645        41       36,000        10.3
                                  ---------   -------   ---------    ---------

                                  $     355        -    $     -            -
                                  =========   =======   =========    =========

The Company excluded debt forgiveness from gross income for income tax purposes in 1999, and 2000 under the insolvency exception allowed for under IRS Publication 908. Net operating loss carryforwards have been reduced for this exclusion.

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2001


NOTE 8 - INCOME TAXES (Continued)

Differences between accounting rules and taw laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:
                                                      2001             2000
                                                   ----------       ----------
   Deferred tax assets:
     Inventory valuation allowance                 $      100       $     -
     Fixed asset valuation
       allowance                                        2,000             -
     Net operating loss
       carryforwards                                3,670,000        3,658,000
                                                   ----------       ----------

   Gross deferred tax asset                         3,672,100        3,658,000
   Valuation allowance                             (3,672,100)      (3,658,000)
                                                   ----------       ----------

   Net deferred tax asset                                -                -
   Deferred tax liability                                -                -
                                                   ----------       ----------
   Net deferred tax asset
     (liability)                                   $     -          $     -
                                                   ==========       ==========

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

                        VITAL HEALTH TECHNOLOGIES, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO December 31, 2001


NOTE 8 - INCOME TAXES (Continued)

The Company has carryforwards available to offset future taxable income as follows:

                                    Federal                      State
                                NOL        Credits         NOL       Credits
                            -----------   ---------     -----------  ---------

   2002                     $   -         $  96,600     $  -         $  10,000
   2003                         -            60,700        -            10,000
   2004                         -            71,100        -           -
   2005                       2,615,000     -              -           -
   2006                       1,729,000     -              -           -
   2007                       3,295,000     -              -           -
   2008                       2,939,000     -              -           -
   2009                          14,000     -              -           -
   2010                            -        -              -           -
   2011                           2,000     -              -           -
   2012                            -        -              -           -
   2013                          25,000     -              -           -
   2014                          50,000     -              -           -
   2015                          90,000     -               28,000     -
   2016                         121,000     -              121,000     -
                            -----------   ---------    -----------   ---------

                            $10,880,000   $ 228,400    $   149,000   $  20,000
                            ===========   =========    ===========   =========