Form 10QSB
period 2002-03-31
VITAL HEALTH TECHNOLOGIES INC
filed 2002-05-13
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

       Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [ X]        No [ ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 2,594,460 shares of common stock.

Transitional Small Business Format:  Yes [X]  No [ ]

                                   FORM 10-QSB
                         VITAL HEALTH TECHNOLOGIES, INC.

                                      INDEX

                                                                       Page

PART I.                 FINANCIAL INFORMATION                             3

Item 1                  Financial Statements                              3

Item 2                  Management's Discussion and Analysis of           7
                        Financial Condition and Plan of Operation

PART II.                OTHER INFORMATION                                 9

Item 6                  Exhibits and Reports on Form 8-K                  9

SIGNATURES                                                                9

Item 1. Financial Information

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,             December 31,
                                                                                   2002                      2001
                                                                              -----------                --------
                                     ASSETS
Current assets:
    Cash                                                                      $     2,447             $     1,379
    Inventory, net of valuation allowance                                            0                       0
                                                                              -----------             -----------

         Total current assets                                                       2,447                   1.379
                                                                              -----------              ----------

Furniture and equipment                                                             6,677                   6,677
Less accumulated depreciation                                                       2,471                   2,108
Less accumulated depreciation                                                       4,206                   4,569
                                                                              -----------             -----------
         Net furniture and equipment                                                 0                       0
                                                                              -----------             -----------

         Total assets                                                         $     2,447             $     1,379
                                                                              -----------             -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                                     $    12,592             $    10,080
    Notes payable - convertible                                                   112,500                 102,500
                                                                             ------------             -----------

         Total current liabilities                                                125,092                 112,580
                                                                               ----------              ----------

Stockholders' equity (deficit):
    Undesignated stock: 5,000,000 shares
      authorized; none issued and outstanding                                        0                          0
    Common stock: $.01 par value; 50,000,000
      shares authorized; shares issued and
      outstanding 2,594,460 in 2002 and  284,460 in 2001                           25,945                   2,845
    Additional paid-in capital                                                 11,976,778              11,966,778
    Accumulated deficit                                                       (11,793,637)           (11,793,637)
    Deficit accumulated during the
      development stage                                                          (331,731)              (287,187)
                                                                              -----------            -----------

        Total stockholders' equity (deficit)                                     (122,645)              (111,201)
                                                                              -----------            -----------

         Total liabilities and

          Stockholders' equity (deficit)                                       $     2,447            $     1,379
                                                                               -----------             ----------

                       See Notes to Financial Statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended            Reentrance Into
                                                     March 31,                 Development
                                          ------------------------------          Stage to
                                              2002               2001         March 31, 2002
                                          -----------          ---------       --------------
Revenue                                   $       0        $     560        $  96,361

Cost of sales                                     0              (38)             (38)

General and administrative expenses         (41,817)         (67,289)        (760,663)

Interest expense                             (2,727)            (533)         (94,701)

Other income (expense)                            0                0           (7,404)

Income tax expense                                0             (355)            (529)
                                           ---------        ---------        ---------

Net income (loss)                           (44,544)         (67,655)        (766,974)
Other comprehensive income (loss)                 0                0                0
                                           ---------        ---------        ---------

Comprehensive income (loss)               $ (44,544)       $ (67,655)       $(766,974)
                                           ---------        ---------        ---------

Basic earnings (loss) per share           $    (.10)       $    (.24)       $   (7.54)
                                           ---------        ---------        ---------

Weighted average number of
 shares outstanding                       $ 449,008        $ 284,460        $ 101,725
                                          ---------        ---------        ---------

                       See Notes to Financial Statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash
                                   (Unaudited)

                                                                                          Reentrance
                                                           Three Months Ended             Development
                                                                March 31                   Stage to
                                                           2002          2001            March 31, 2002
                                                       ---------       ---------         --------------
Cash flows from operating activities:
  Net income (loss)                                      $ (44,544)       $ (67,655)       $(331,731)
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
    Debt forgiveness                                             0                0         (435,243)
    Indebtedness incurred for services
      and storage                                                0                0          400,000
    Implied compensation under SABS-T                       10,000                0          130,000
    Stock issued for services                               23,100                0           23,100
    Warrants issued for consulting services                      0              550            2,012
    Depreciation                                               363                0            2,309
    Valuation allowance                                       (363)               0            7,241
    Inventory                                                    0               38               38
    Prepaid expenses                                             0            7,081                0
    Accounts payable and other current liabilities           2,512           (5,953)          (8,082)
                                                         ---------        ---------        ---------
Cash flows from operating activities                        (8,932)          65,452         (210,356)
                                                         ---------        ---------        ---------
Cash flows from financing activities:

    Stock proceeds                                               0                0           34,888
 Issuance of convertible notes payable                      10,000           90,000          167,038
                                                         ---------        ---------        ---------

Cash flows from investing activities                        10,000           90,000          201,926
                                                         ---------        ---------        ---------

Increase (decrease) in cash                                  1,068           24,548           (8,430)

Cash:
  Beginning of year                                          1,379            9,143           10,877
                                                         ---------        ---------        ---------

  End of year                                            $   2,447        $  33,691        $   2,447
                                                         ---------        ---------        ---------

Supplemental cash flow information:

Interest paid                                            $       0        $       0        $       0
                                                         =========        ==========================
Income taxes paid                                        $       0        $       0        $   1,081
                                                         =========        ==========================

                       See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Nature of Business
------------------

The Company was incorporated on April 1, 1960, under the laws of the State of Minnesota. On September 26, 2000, the Company changed its name to Vital Health Technologies, Inc. Formerly the Company was known as Vital Heart Systems, Inc.

In November 1993, the Company ceased the majority of its operations. At January 1, 1994, the Company was deemed to have reentered the development stage. From 1994 to 1997 the Company had only limited operations as it tried to complete the design and marketing of a non-invasive, stress-free coronary artery disease
(CAD) detection device called a Variance Cardiograph. In 1997 the Company ceased all operations.

In 1998 and 1999 the Company worked with a Minnesota venture capital firm, Aurora Capital Management, LLC (Aurora) and a Minnesota entity with compatible business operations, Vital Health Technologies, LLC (VHT-LLC) in an effort to revitalize the Company. These dealings ultimately led to the acquisition of VHT-LLC's assets on December 1, 2000.

Development Stage Company
-------------------------

On January 1, 1994, the Company was deemed to have reentered the development stage. Since that date the Company has devoted the majority of its efforts to: maintenance of the corporate status; settlement of liabilities; technology development and the search for a viable method of operations and/or merger candidate.

In 1998, 1999, 2000 and 2001 the Company was fully dependent on VHT-LLC and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

In 2001 the Company successfully developed a new prototype for its Variance Cardiograph heart disease testing device that shortens the test time from the original 45-minute version to 10-minutes, while at the same time reducing the cost of manufacturing significantly. The Company completed field-testing and has systems installed at two locations in the St. Paul/Minneapolis area for evaluation purposes.

During 2001, there were several unsuccessful efforts to secure $2,000,000 in financing in order to complete plans to fully develop and market the Variance Cardiograph. Due to lack of capital the Company decided to focus its efforts towards reducing expenses and position itself for merger/acquisition opportunities. On December 26, 2001 the board of directors approved a 1 for 10 reverse stock split for shareholders of record as of January 7, 2002 and on January 30, 2002 the company entered into an agreement with a Texas based finance and consulting firm, Focus Tech Investments, Inc. (FTI) whereas FTI will provide periodic financing and will seek out potential merger/acquisition candidates for the Company. Vital Health Technologies has provided FTI 2,000,000 shares of Vital Health Technologies common stock as a retainer for the services. In the event no merger or acquisition takes place by August 30, 2002 FTI has agreed to cancel the 2,000,000 shares of common stock.

Failure of the company to secure a merger/acquisition agreement and/or adequate financing could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

Item 2. Managements Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended March 31, 2002 and 2001

     The Company generated no revenue for the three months ended March 31, 2002, as compared to $560 revenue for the three months ended March 31, 2001. Cost of sales for the three months ended March 31, 2002 and 2001 were $0 and $38, respectively.

     General and administrative expenses for the three months ended March 31, 2002 were $41,817, as compared to $67,289 in the same period of 2000.

     The Company had interest expense in the amount of $2,727 for the three months ended March 31, 2002, as compared to $533 interest expense for the three months ended March 31, 2001.

     As a result of the foregoing, the Company realized a net loss of $44,544 for the three months ended March 31, 2002, as compared to a net loss of $67,655 for the same period in 2001.

Liquidity and Capital Resources

     At March 31, 2002, the Company had a working capital deficit of $122,645, as compared to a working capital deficit of $57,352 at March 31, 2001. The change is primarily due to the Company using convertible notes to fund current operations.

     The Company received a loan from its former president, William Kieger in the amount of $5,000 on January 25, 2002 and another $5,000 loan from Focus Tech Investments, Inc. on February 6, 2002. Both loans are for a period of 12 months and accrue at 10% interest. At March 31, 2002 the Company had $112,500 in outstanding convertible promissory notes accruing at 10% interest. Several of the notes were due during the past three months and are now in default. At the present time the note-holders have verbally agreed to allow the interest to continue to accrue until the Company has the capital to pay the notes off; or, until the board of directors declares a conversion to stock option that is acceptable to the note-holders.

     Until Vital Health receives additional outside financing to fund its capital commitments, its operations will be limited to those that can be effected through its officers, directors and consultants. Our president and sole officer William Kieger submitted his resignation effective January 31, 2002 as an officer and director for the Company.

     On March 5, 2002 William Kieger entered into a consulting agreement in which the Company has issued 300,000 shares of Vital Health Technologies common stock for his services as a liaison between the Company and evaluation sites for the Variance Cardiograph, trouble shooting and training, advise directors in maintaining accounting and business reporting, advise regarding merger/acquisition proposals and assistance in maintaining relationships with development team members, in particular; engineers, physicians and regulatory professionals. The period of the agreement is for 12 months. Each of the two directors has agreed to serve on the board for 5,000 shares of Vital Health Technologies common stock.

Vital Health Technologies, Inc. 2002 Employee Stock Option Plan

     On March 5, 2002 the board of directors of Vital Health approved and adopted the Vital Health Technologies, Inc. 2002 Employee Stock Option Plan in order to retain the services of key management and consultants. Simultaneous with the approval of the plan the Company filed an appropriate Form S-8 registration statement with the U.S. Securities and Exchange Commission to register the shares. The 5,000 shares of common stock issued to each of the two directors and 300,000 shares of common stock issued to William Kieger were issued as part of the plan and Form S-8 registration statement.

Agreement with Focus Tech Investments, Inc.

       On January 30, 2002, the Company entered into an agreement with Texas finance and consulting firm Focus Tech Investments, Inc. (FTI) whereas FTI will provide from time to time financing in order for the Company to meet its ongoing financial responsibilities to vendors who provide legal, accounting, transfer agent services, storage space and other miscellaneous services. FTI provided a $5,000 loan in conjunction with signing the agreement and had provided loans totaling $10,000 prior to the agreement.

       FTI will identify and contact merger candidates who are qualified to merge with Vital Health and present candidates to the board of directors for preliminary approval. Following preliminary approval, FTI will continue to conclude negotiations until final closure and approval from the board of directors and Aurora Capital Management, L.L.C. is obtained.

       As consideration for the services performed, the Company has issued FTI 2,000,000 shares of common stock restricted under rule 144. In the event FTI is not able to conclude a merger agreement, for any reason prior to August 30, 2002, FTI has agreed to cancel the entire amount of stock issued. In the event the stock is cancelled any loans will continue to be valid as stated in the loan agreements.

       FTI also has the right to present candidates to serve as a director until the board of directors approves one such candidate. As of March 31, 2002 FTI has not presented any director candidates.

Plan for the next 12 months.

         Our plan for the next 12 months is to handle the administrative and reporting requirements of a public company and to seek merger/acquisition opportunities while maintaining evaluation sites for the Variance Cardiograph.

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

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.      Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref No.       Title of Document                                             Location
-----------       -----------------                                             --------
10                Vital Health Technologies, Inc. Employee Stock Option Plan    Attached
10.2              Consulting Agreement with William Kieger                      Attached
10.3              Agreement with Focus Tech Investments, Inc.                   Attached

b.      Reports on Form 8-K

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Vital Health Technologies, Inc.


Date: May 13, 2002                        By  /s/ Lloyd Woelfle
                                         -------------------------------------
                                               Lloyd Woelfle
                                               Director

                                         By /s/ Stephen Muscanto
                                         -------------------------------------
                                               Stephen Muscanto
                                               Director