Form 10QSB
period 2002-06-30
VITAL HEALTH TECHNOLOGIES INC
filed 2002-08-07
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-15243

VITAL HEALTH TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1618186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 3,740,710 shares of common stock.

Transitional Small Business Format: Yes [X]    No [  ]

FORM 10-QSB
VITAL HEALTH TECHNOLOGIES, INC.

Item 1.     Financial Information

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,             December 31,
                                                     2002                  2001
                                                   ----------            ----------
              ASSETS
              ------
Current assets:
    Cash                                          $    24,112           $     1,379
    Inventory, net of valuation allowance                 - -                   - -
                                                   ----------            ----------

         Total current assets                          24,112                 1,379
                                                   ----------            ----------

    Net furniture and equipment                           - -                   - -
                                                   ----------            ----------

         Total assets                             $    24,112           $     1,379
                                                   ==========            ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses         $    12,204           $    10,080
    Notes payable - convertible                        97,500               102,500
                                                   ----------            ----------
         Total current liabilities                    109,704               112,580
                                                   ----------            ----------
Stockholders' equity (deficit):
    Undesignated stock: 5,000,000 shares
      authorized; none issued and outstanding             - -                  - -
    Common stock: $.01 par value; 50,000,000
      shares authorized; shares issued and
      outstanding 3,740,710 in 2002 and
      2,594,460 in 2001                                37,407                 2,845
    Additional paid-in capital                     12,315,316            11,966,778
    Subscription receivable                          (300,000)                  - -
    Accumulated deficit                           (11,793,637)          (11,793,637)
    Deficit accumulated during the
      development stage                              (344,678)             (287,187)
                                                   ----------            ----------

        Total stockholders' equity (deficit)          (85,592)             (111,201)
                                                   ----------            ----------
         Total liabilities and
          Stockholders' equity (deficit)          $    24,112          $      1,379
                                                   ==========            ==========

                       See Notes to Financial Statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended          Six Months Ended
                                              June 30,                 June 30,                   Reentrance Into
                                              --------                 --------                   Development Stage
                                       2002             2001            2002           2001       To June 30, 2002
                                       ----             ----            ----           ----       ----------------

Revenues                           $        --     $     2,346     $        --     $     2,907     $    96,361

Cost of sales                               --              --              --             (38)            (38)

General and administrative
  expenses                             (10,380)        (25,551)        (52,197)        (92,841)       (771,043)

Interest expense                        (2,567)         (2,250)         (5,294)         (2,783)        (97,268)

Other income (expense)                      --              --              --              --          (7,404)

Debt forgiveness                            --              --              --              --         435,243

Income tax expense                          --              --              --              --            (529)
                                   -----------     -----------     -----------     -----------     -----------
Net income (loss)                      (12,947)        (25,455)        (57,491)        (93,110)       (344,678)

Other comprehensive
  income (loss)                             --              --              --              --              --
                                   -----------     -----------     -----------     -----------     -----------
Comprehensive income (loss)        $   (12,947)    $   (25,455)    $   (57,491)    $   (93,110)    $  (344,678)
                                   ===========     ===========     ===========     ===========     ===========
Basic earnings (loss) per share    $      (.01)    $      (.09)    $      (.01)    $      (.33)    $     (1.73)
                                   ===========     ===========     ===========     ===========     ===========
Weighted average number of
 shares outstanding                  2,801,727         283,990       1,232,193         283,990         199,240
                                   ===========     ===========     ===========     ===========     ===========

                       See Notes to Financial Statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash
                                   (Unaudited)
                                                                      Reentrance
                                            Six Months Ended          Development
                                                 March 31              Stage to
                                            2002          2001       June 30, 2002
                                            ----          ----       -------------
Cash flows from operating activities:

   Net income (loss)                     $ (57,491)    $ (93,110)    $(344,678)
   Adjustments to reconcile
        net income (loss) to
        cash flows from operating
        activities:
         Debt forgiveness                       --            --      (435,243)
         Indebtedness incurred
          for services and storage              --            --       400,000
         Implied compensation under

           SABS-T                           10,000            --       130,000
         Stock issued for services          23,100            --        23,100
         Warrants issued for

          consulting services                   --           550         2,012
         Depreciation                          726           974         2,672
         Valuation allowance                  (726)           --         6,878
         Inventory                              --            38            38
      Prepaid expenses                          --         7,282            --
      Accounts payable and
       other current liabilities             2,124        (6,273)       (8,470)
                                         ---------     ---------     ---------
Cash flows from operating
  activities                               (22,267)      (90,539)     (223,691)
                                         ---------     ---------     ---------

Cash flows from financing activities:

   Stock proceeds                           50,000            --        84,888
   Issuance of convertible
    notes payable                           10,000        90,000       167,038
   Principal payments                      (15,000)           --       (15,000)
                                         ---------     ---------     ---------

Cash flows from investing
  activities                                45,000        90,000       236,926
                                         ---------     ---------     ---------

Increase (decrease) in cash                 22,733          (539)       13,235
Cash:
  Beginning of year                          1,379         9,143        10,877
                                         ---------     ---------     ---------
  End of year                            $  24,112     $   8,604     $  24,112
                                         =========     =========     =========

Supplemental cash flow information:

Interest paid                            $      --     $      --     $      --
                                         =========     =========     =========
Income taxes paid                        $      --     $      --     $   1,081
                                         =========     =========     =========

                       See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

A.     BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

        In 1998 and 1999 the Company worked with a Minnesota venture capital firm, Aurora Capital Management, LLC (Aurora) and a Minnesota entity with compatible business operations, Vital Health Technologies, LLC (VHT-LLC) in an effort to revitalize the Company. These dealings ultimately led to the acquisition of VHT-LLC’s assets on December 1, 2000.

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

        During 2001, there were several unsuccessful efforts to secure $2,000,000 in financing in order to complete plans to fully develop and market the Variance Cardiograph. Due to lack of capital the Company decided to focus its efforts towards reducing expenses and position itself for merger/acquisition opportunities. On January 30, 2002 the company entered into an agreement with a

        Texas based finance and consulting firm, Focus Tech Investments, Inc. (FTI) whereas FTI will provide periodic financing and will seek out potential merger/acquisition candidates for the Company. Vital Health Technologies has provided FTI 2,000,000 shares of Vital Health Technologies common stock as a retainer for the services. In the event no merger or acquisition takes place by August 30, 2002, FTI has agreed to cancel the 2,000,000 shares of common stock.

        On April 23, 2002 the Company entered into a stock purchase agreement with Templar Comptier, Ltd whereas the company has agreed to sell 1,146,250 shares of its common stock for $350,000. Templar Comptier has paid $50,000 in cash for 146,250 shares that have been delivered and issued a 180-day note for $300,000 with the remaining 1,000,000 shares being held as collateral against the note.

        The Company plans to utilize the proceeds for ongoing administrative costs, debt payment and to finance merger/acquisition expenses.

        The Company filed an SB-2 registration with the SEC for the shares issued to Templar Comptier, Ltd and 386,224 shares that were previously issued to shareholders of Vital Health Technologies.

        Failure of the company to secure a merger/acquisition agreement and/or adequate financing could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

Item 2.     Managements Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended June 30, 2002 and 2001

        The Company generated no revenue for the three months ended June 30, 2002, as compared to $2,346 revenue for the three months ended June 30, 2001. Cost of sales for the three months ended June 30, 2002 and 2001 were $0 and $0, respectively.

        General and administrative expenses for the three months ended June 30, 2002 were $10,380, as compared to $25,551 in the same period of 2001.

The Company had interest expense in the amount of $2,567 for the three months ended June 30, 2002, as compared to $2,250 interest expense for the three months ended June 30, 2001.

        As a result of the foregoing, the Company realized a net loss of $12,947 for the three months ended June 30, 2002, as compared to net $25,455 for the same period in 2001.

Liquidity and Capital Resources

        At June 30, 2002, the Company had a working capital deficit of $85,592, as compared to a working capital deficit of $111,201 at December 31, 2001. The change is primarily due to the Company selling shares of common stock and paying off a promissory note.

        The Company received $50,000 in cash from the sale of 146,250 shares of common stock and was issued a 180 day note for the amount of $300,000 in exchange for the sale of 1,000,000 shares of common stock being held as collateral. The company anticipates utilizing the proceeds to finance administrative expenses, debt payments and merger/acquisition expenses.

        On May 8, 2002 the Company paid off a 10% - $15,000 note due Aurora Capital Management that was issued January 30, 2001. The total amount including interest was $16,915. The Company's balance sheet shows $97,500 in notes payable-convertible that is represented by five individuals. As the proceeds become available from the stock sale to Templar Comptier, Ltd., the Company's plan is to pay off the debt owed.

Stock Purchase Agreement with Templar Comptier, Ltd.

        On April 23, 2002 the board of directors approved a stock purchase agreement with Templar Comptier, Ltd, a London based investment-banking firm with offices in the United States. Templar Comptier purchased 1,146,250 shares of Vital Health Technologies, Inc. common stock for a total of $350,000. The company issued and delivered 146,250 shares of stock after receiving $50,000. Simultaneous with the agreement, a 180-day note for $300,000 has been issued to Vital Health Technologies for the remaining 1,000,000 shares. The Company is holding the shares as collateral until the note is paid in full.

        On June 6, 2002 the Company filed an SB-2 registration with the Securities and Exchange Commission for all the shares sold to Templar Comptier, Ltd. and 386,224 shares held by the seven shareholders. The effective date for the registration was June 24, 2002.

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

Vital Health Technologies, Inc.

Date: August 6, 2002	By: /s/ Lloyd Woelfle Lloyd Woelfle Director

By: /s/ Stephen Muscanto Stephen Muscanto Director