Form 10QSB
period 2002-09-30
VITAL HEALTH TECHNOLOGIES INC
filed 2002-11-14
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2002: 3,740,710 shares of common stock.

Transitional Small Business Format: Yes  [X]    No   [   ]

FORM 10-QSB
VITAL HEALTH TECHNOLOGIES, INC.

Item 1.     Financial Information

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       September 30,        December 31,
                                                          2002                  2001
                                                        ---------           -----------
              ASSETS
              ------

Current assets:
    Cash                                               $     12,462        $      1,379
    Inventory, net of valuation allowance                        --                  --
                                                       ------------        ------------

         Total current assets                                12,462               1,379
                                                       ------------        ------------

    Net furniture and equipment                                  --                  --
                                                       ------------        ------------

         Total assets                                  $     12,462        $      1,379
                                                       ============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses              $     14,064        $     10,080
    Notes payable - convertible                              97,500             102,500
                                                       ------------        ------------

         Total current liabilities                          111,564             112,580
                                                       ------------        ------------

Stockholders' equity (deficit):
    Undesignated stock: 5,000,000 shares
      authorized; none issued and outstanding                    --                  --
    Common stock: $.01 par value; 50,000,000
      shares authorized; shares issued and
      outstanding 3,740,710 in 2002 and
      2,594,460 in 2001                                      37,407               2,845
    Additional paid-in capital                           12,315,316          11,966,778
    Subscription receivable                                (300,000)                 --
    Accumulated deficit                                 (11,793,637)        (11,793,637)
    Deficit accumulated during the
      development stage                                    (358,188)           (287,187)
                                                       ------------        ------------

        Total stockholders' equity (deficit)                (99,102)           (111,201)
                                                       ------------        ------------

         Total liabilities and
          Stockholders' equity (deficit)             $       12,462              $1,379
                                                       ============        ============

                 The accompanying notes are an integral part of
                           these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended
                                  September 30,         September 30,           Nine Months Ended
                              -----------------------------------------------   Development Stage            Reentrance Into
                                       2002                 2001              2002                2001     To September 30, 2002
                                     ---------            ---------         ---------           ---------  ---------------------
September 30, 2002
-------------------

Revenues                             $      -                     -         $      -          $   2,907    $  96,361

Cost of sales        -                     -                      -             (77)                (38)

General and administrative
  expenses                             (11,073)             (15,523)        (63,270)           (108,681)    (782,116)

Interest expense                        (2,437)           -  (2,271)         (7,731)             (5,053)     (99,705)

Other income (expense)                      -                (2,000)              -              (2,000)      (7,404)

Debt forgiveness                            -                     -               -                   -      435,243

Income tax expense                          -                     -               -                   -         (529)
                                     ---------            ---------       ---------           ---------

Net income (loss)                      (13,510)             (19,794)        (71,001)           (112,904)    (358,188)

Other comprehensive
  income (loss)                             -                     -               -                   -            -
                                     ---------            ----------      ---------           ---------    ---------

Comprehensive income (loss)          $ (13,510)           $ (19,794)      $ (71,001)         $ (112,904)  $ (358,188)
                                     =========            ==========      =========           ==========    =========

Basic earnings (loss) per share      $      (0)           $    (.07)      $    (.03)          $    (.40)  $    (1.19)
                                     =========            =========       =========           =========     =========

Weighted average number of
 shares outstanding                  3,740,710              283,990       2,103,357             283,990      301,248
                                      =========           =========       =========           =========     =========

                 The accompanying notes are an integral part of
                           these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash
                                   (Unaudited)

                                       Nine Months Ended    Development
                                          September 30        Stage        Reentrance to
                                             2002             2001        September 30, 2002
                                          ---------         ---------     ------------------
Cash flows from operating
  activities:
   Net income (loss)                      $ (71,001)      $ (112,904)       $(358,188)
   Adjustments to reconcile
        net income (loss) to
        cash flows from operating
        activities:
         Debt forgiveness                        --               --         (435,243)
         Indebtedness incurred
          for services and storage               --               --          400,000
         Implied compensation under
           SABS-T                            10,000               --          130,000
         Stock issued for services           23,100               --           23,100
         Warrants issued for
          consulting services                    --              550            2,012
         Depreciation                           726            1,461            2,672
         Valuation allowance                   (726)           2,000            6,878
         Inventory                               --               38               38
      Prepaid expenses                           --            7,282               --
      Accounts payable and
       other current liabilities              3,984           (2,327)          (6,610)
                                          ---------        ---------        ---------
Cash flows from operating
  activities                                (33,917)        (103,900)        (235,341)
                                          ---------        ---------        ---------

Cash flows from financing
  activities:
   Stock proceeds                            50,000               --           84,888
   Issuance of convertible
    notes payable                            10,000           95,000          167,038
   Principal payments                       (15,000)              --          (15,000)
                                          ---------        ---------        ---------

Cash flows from investing
  activities                                 45,000           95,000          236,926
                                          ---------        ---------        ---------

Increase (decrease) in cash                  11,083           (8,900)           1,585
Cash:
  Beginning of year                           1,379            9,143           10,877
                                          ---------        ---------        ---------
  End of year                             $  12,462        $     243        $ 122,462
                                          =========        =========        =========

Supplemental cash flow information:
Interest paid                             $   1,915        $      --        $      --
                                          =========        =========        =========
Income taxes paid                         $      --        $      --        $   1,081
                                          =========        =========        =========

                 The accompanying notes are an integral part of
                           these financial statements.

NOTES TO FINANCIAL STATEMENTS

A.     BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

Nature of Business

        The Company was incorporated on April 1, 1960, under the laws of the State of Minnesota. On September 26, 2000, the Company changed its name to Vital Health Technologies, Inc. Formerly the Company was known as Vital Heart Systems, Inc.

        The Company has focused its efforts on the design and marketing of a non-invasive, stress-free coronary artery disease (CAD) detection device called a Variance Cardiograph.

        From 1993 to 1998 the Company struggled with a variety of financial difficulties, which limited operations.

        Since 1998 the Company has worked with a Minnesota finance and business development firm, Aurora Capital Management, LLC and its affiliates in an effort to revitalize the Company.

        The Companies stock currently trades on the NASD's OTC Bulletin Board exchange under the ticker symbol VHLT.

Development Stage Company

         The Company has devoted the majority of its efforts to: maintenance of the corporate status; settlement of liabilities; technology development and the search for a viable method of operations and/or merger candidate.

        Since 1998 the Company has been fully dependent on Aurora and its affiliates for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

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

         The Company holds and maintains a patent on its Variance Cardiography technology that was issued in 1993.

        On January 30, 2002 the Company entered into an agreement with a Texas based finance and consulting firm, Focus Tech Investments, Inc. (FTI) where FTI will provide periodic financing and will seek out potential merger/acquisition candidates for the Company. The original agreement with FTI was to expire on August 30, 2002. The Company and FTI have agreed to an extension for an additional 180 days as the Company is having discussions with candidates FTI has introduced.

        On April 23, 2002 the Company entered into a stock purchase agreement with Templar Comptier, Ltd whereas the Company sold 1,146,250 shares of its common stock for $350,000. Templar Comptier has paid $50,000 in cash for 146,250 shares that have been delivered and the Company holds a 180-day note for $300,000 with the remaining 1,000,000 shares being held as collateral against the note.

        The Company plans to utilize the proceeds for ongoing administrative costs, debt payment and to finance merger/acquisition expenses. The Company filed an SB-2 registration with the SEC for the shares issued to Templar Comptier, Ltd. and 386,224 shares that were previously issued to shareholders of Vital Health Technologies.

        Failure of the company to secure a merger/acquisition agreement and/or adequate financing could result in it being unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

Item 2.     Managements Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended September 30, 2002 and 2001

         We generated no revenue for the three months ended September 30, 2002, as compared to no revenue for the three months ended September 30, 2001. Cost of sales for the three months ended September 30, 2002 and 2001 were $0 and $0, respectively.

        General and administrative expenses for the three months ended September 30, 2002 were $11,073 as compared to $15,523 in the same period of 2001.

We had interest expense in the amount of $2,437 for the three months ended September 30, 2002, as compared to $2,271 interest expense for the three months ended September 30, 2001.

         As a result of the foregoing, we realized a net loss of $13,510 for the three months ended September 30, 2002, as compared to a net loss of $19,794 for the same period in 2001.

Liquidity and Capital Resources

         At September 30, 2002, we had a working capital deficit of $99,102, as compared to a working capital deficit of $111,201 at December 31, 2001. The change is primarily due to us receiving proceeds from the sale of common stock.

         We hold a 180-day note for the amount of $300,000 that comes due October 24, 2002. We anticipate utilizing the proceeds to finance administrative expenses, debt payments and merger/acquisition expenses.

Plan for the next 12 months.

        Our plan for the next 12 months is to handle the administrative and reporting requirements of a public company and to seek merger/acquisition opportunities while maintaining evaluation sites for the Variance Cardiograph.

Forward-Looking Statement Notice

        When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed above and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	Not Applicable

Item 2.	Changes in Securities.	None

Item 3.	Defaults Upon Senior Securities.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.	None

Item 5.	Other Information.	None

Item 6.	Exhibits and Reports of Form 8-K.

	(a) Exhibits required by Item 601 of Regulation S-B.	99.1 Certification of Chief Executive Officer 99.2 Certification of Chief Financial Officer

	(b) Reports of Form 8-K.	None

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vital Health Technologies, Inc.

Date: November 8, 2002	By: /s/ Lloyd Woelfle Lloyd Woelfle Director and acting Principal Executive Officer

By: /s/ Stephen Muscanto Stephen Muscanto Director and acting Principal Financial Officer

CERTIFICATION OF
PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Lloyd Woelfle, Director acting as Principal Executive Officer, certifies that:

1.	I have reviewed this quarterly report on Form 10-QSB of Vital Health Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 8,  2002

/s/ Lloyd Woelfle Lloyd Woelfle Director, acting as Principal Executive Officer

CERTIFICATION OF
PRINCIPAL FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Stephen Muscanto, Director acting as Principal Financial Officer certifies that:

1.	I have reviewed this quarterly report on Form 10-QSB of Vital Health Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     November 8,  2002

/s/ Stephen Muscanto Stephen Muscanto Director acting as Principal Financial Officer