Form 10KSB
period 2002-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2003-03-31
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

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

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-affiliates: 972,038

As of March 31, 2003, the Registrant had outstanding 3,741,250 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                 Page

Part I

1.       Description of Business

2.       Description of Property

3.       Legal Proceedings

Part II

4.       Market for Common Equity and Related Stockholder Matters

5.       Management's Discussion and Analysis or Plan of Operation

6.       Financial Statements

7. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

8.       Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act

9.       Consultant and Director Compensation

10.      Security Ownership of Certain Beneficial Owners and Management

12.      Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Vital Health Technologies, Inc. ("Vital Health" or "Company") was incorporated in the State of Minnesota on April 11, 1960 under the name of Cherne Test Ball, Inc. Starting in December of 1961 through May of 1992, the Company effectuated several name changes: Cherne Industrial, Inc.; Cherne Enterprises, Inc.; Cherne Medical, Inc.; and Vital Heart Systems, Inc. In 1984, the Company began research into the science of the electrophysiology of coronary artery disease. As a result, the Company began selling off its non-medical activities and focusing on providing effective technologies and resources to promote heart disease detection and prevention. In 1991, the Company obtained financing to begin the commercialization of a product that utilized electrophysiology to detect heart disease. However, due to numerous factors, the Company ceased a majority of its operations in November of 1993. On January 1, 1994, the Company reentered the development stage with limited operations, and in 1996 the Company ceased all operations. In 1998, the Company was again revived. On September 26, 2000 the Company changed its name to Vital Health Technologies, Inc. and developed a new prototype version of the heart disease detection technology that plugs into a standard laptop computer. In 2002 the Company began a search to seek merger/acquisition opportunities and on March 10, 2003 the Company entered into a merger agreement with Caribbean Health Resorts, Inc., a Nevada corporation formed in 1997 with headquarters in Beverly Hills, California.

     Caribbean American Health Resorts, Inc. was formed to develop, own and operate world-class health and longevity facilities ("resorts") in the Caribbean. The first project will be on the island of Barbados.

     This "beach front" resort is intended to provide five star luxury accommodations and services for reconstructive surgery, detoxification and rehabilitation programs, spa and weight reduction programs, corporate wellness and a series of holistic health and longevity programs to promote and maintain a healthy mind and body. The resort will also offer tennis courts, mineral pools, and a full range of services such as body wraps, traditional massages and special services.

     The merger between Vital Health Technologies, Inc. and Caribbean Health Resorts, Inc. calls for the shareholders to receive 8,109,291 shares of Vital Health Technologies common stock in exchange for the stock they currently hold in Caribbean Health Resorts. The agreement also includes changing the name of the Company to Caribbean Health Resorts, Inc. and the headquarters to be moved to Beverly Hills, California. The current directors of Vital Health Technologies have resigned effectively March 18, 2003 and management and board of directors are in the process of being appointed.

     A new subsidiary of Vital Health is to be created (General Finance and Development, Inc.) that will hold the heart disease detection technology called Variance Cardiography and all tangible and intangible assets pertaining.

     As part of the merger agreement, General Finance and Development, Inc. is to be spun-off as a separate company whereas Vital Health Technologies shareholders will receive 1 share of General Finance and Development for each share of Vital Health Technologies they own on March 12, 2003.


Caribbean Health Resorts, Inc. (more complete explanation of business)

ITEM 2.  DESCRIPTION OF PROPERTY

     During the year 2002 the Company leased 420 square feet at its Shoreview, Minnesota location, which is rented on a monthly basis.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

                                     PART II

ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Vital Health Technologies common stock trades on the OTC Bulletin Board under the ticker symbol VHLT. There are currently 5 market makers for the Company's stock. The trading volume has been low due to several factors including general market conditions and limited resources for the Company to implement its business plan. With the recent merger agreement with Caribbean Health Resorts, Inc. and improved market conditions the trading volume for the stock should improve, however, there is no assurance that trading volume will improve in the future. Even if trading volume market should improve, there is no way of determining what the market price may be at any future time.

     At March 12, 2003 there were approximately 466 holders of the Company's 3,741,250 issued and outstanding shares of common stock, $0.01 par value.

     The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Convertible Promissory Notes

     On May 8, 2002 the Company paid off a 10% - $15,000 note due Aurora Capital Management that was issued January 30, 2001. The total amount including interest was $16,915. On March 12, 2003 the funds became available to pay off the 7 promissory notes due to 5 individuals in the amount of $111,673. One note for $ 2,500 remains outstanding.

Vital Health Technologies, Inc. 2002 Employee Stock Option Plan

     On March 5, 2002 the board of directors of Vital Health approved and adopted the Vital Health Technologies, Inc. 2002 Employee Stock Option Plan in order to retain the services of key management and consultants. Simultaneous with the approval of the plan the Company filed an appropriate Form S-8 registration with the U.S. Securities and Exchange Commission to register the shares. The 5,000 shares of common stock issued to each of the two directors and 300,000 shares of common stock issued to William Kieger for consulting services where issued as part of the plan and Form S-8 registration.

Agreement with Focus Tech Investments, Inc.

     On January 30, 2002 the Company entered into an agreement with Texas finance and consulting firm Focus Tech Investments, Inc. (FTI) whereas FTI will provide from time to time financing in order for the Company to meet its ongoing financial responsibilities to vendors who provide legal, accounting, transfer agent services, storage space and other miscellaneous services. FTI provided a $5,000 loan in conjunction with signing the agreement and had provided loans totaling $10,000 prior to the agreement.

     FTI identified and introduced merger candidates qualified to merge with Vital Health. Caribbean Health Resorts, Inc. was introduced to the Company by FTI and was compensated with 150,000 shares of common stock as compensation for the services provided

Stock Purchase by Templar Comptier, LTD.

     On April 23, 2002 the board of directors approved a stock purchase agreement with Templar Comptier, Ltd, a London based investment-banking firm with offices in the United States. Templar Comptier purchased 1,146,250 shares of Vital Health Technologies, Inc. common stock.

     On June 6, 2002 the Company filed an SB-2 registration with the Securities and Exchange Commission for all the shares sold to Templar Comptier, Ltd. and 386,224 shares held by the seven shareholders. The effective date for the registration was June 24, 2002.

     The shares sold to Templar Comptier, Ltd were sold for $ 50,000 in cash and a subscription receivable of $300,000. This subscription was secured by 1,000,000 shares of the company's common stock and was due October 26, 002. The subscription went into default and the company entered an agreement whereby the 1,000,000 shares held as collateral were transferred to an investment group who in turn settled the subscription receivable for $110,000.

Merger with Caribbean American Health Resorts, Inc.

     On March 10, 2003 the Company entered into a merger agreement with Caribbean American Health Resorts, Inc. (CAHR). The agreement calls for Vital Health to issue to stockholders of CAHR 8,109,291 restricted shares in exchange for 100% of the outstanding shares of stock of CAHR that the CAHR stockholders own. Subsequent to the closing of the transaction certain Vital Health shareholders have agreed to sell 1,640,709 shares to certain stockholders of CAHR.

     As part of the transaction the Company is creating a subsidiary called General Finance and Development, Inc. that holds all of the tangible and intangible assets of the Variance Cardiography heart screen technology. General Finance and Development will be spun off as a separate company with each shareholder of record on March 12, 2003 receiving 1 share of General Finance and Development for each share of Vital Health they currently hold.

     Following the spin off of General Finance and Development, Aurora Capital Holdings, LLC has agreed to return 1,850,000 of common stock to Vital Health Technologies.

ITEM 5.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Vital Health is a development stage company and has not commenced its principal operation of distributing the Variance Cardiograph and related services. Due to economic and adverse market conditions the Company focused on maintaining the administrative and reporting requirements of a public company and to position the company for, and pursue potential merger-acquisition opportunities.

     Our plan for the next 12 months is to: design and construct the health resort facilities with facility for cosmetic and elective surgery and spa treatments

Forward-Looking Statement Notice

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

ITEM 6.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

ITEM 7. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants during the last three fiscal years.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name                  Age     Positions                            Since

Halton Martin         54      Chief Executive Officer              March, 2003

     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Halton Martin is the President and Chief Executive Officer of the company. He has over 20 years experience in the business and financial industry. Mr. Martin served as President of The Royal Caribbean Hotel Corporation in Barbados. During that period, Mr. Martin gained extensive experience in the marketing, financial and business operations in the hospitality industry. Mr. Martin owned and operated a full line insurance agency and was general Agent for California Western States life Insurance Company in Sacramento, California. He was a licensed Registered representative with the National Association Of Security Dealers from 1972 to 1983 and was associated with several brokerage firms nationally. Mr. Martin has spent several years working with the young resident physicians at the Martin Luther King Hospital and Harbor General hospitals. He developed many financial programs for doctors. In 1995, Mr. Martin became the Secretary of the Board Of Trustees for Quantum University. This University is a chiropractic facility with studies in the areas of alternative medicine. He also became Vice President of the Business Development for the said University. Mr. Martin has been involved in the politics of the Caribbean and took part in the general election. He has spoken at many business seminars and was a featured speaker at the CACCI Annual Conference in New York's World trade center on "Doing Business In the Caribbean". Mr. Martin is a member of the American of the Association of Governing Boards of Universities and Colleges. Mr. Martin holds a Bachelor of Science degree in Accounting and Finance from Devry University in Southern California. Mr. Martin has extensive experience in dealing with all types of investors, underwriters, physicians and industry personnel.

ITEM 9.  CONSULTANT AND DIRECTOR COMPENSATION

     On March 5, 2002 William Kieger entered into a consulting agreement in which the Company issued 300,000 shares of Vital Health Technologies common stock for his services as a liaison between the Company and evaluation sites for the Variance Cardiograph, trouble shooting and training, advise directors in maintaining accounting and business reporting, advise regarding merger/acquisition proposals and assistance in maintaining relationships with development team members, in particular engineers, physicians and regulatory professionals. The period of the agreement was for 12 months. Each of the two directors agreed to serve on the board for 5,000 shares of Vital Health Technologies common stock. William Kieger and the two directors fulfilled the requirements of their respective agreements and new management and directors are being appointed in coordination with the merger with Caribbean American Health Resorts, Inc.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 2003, the number and percentage of the 3,741,250 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Name and Address
of Beneficial Owner                        Common Shares      Percent of Class
-------------------                        -------------      ----------------
Aurora Capital Management LLC (1)              123,909                3.31

Aurora Capital Holdings, LLC (1) (2)           1,850,000             49.45


Total as a group:                              1,973,909             52.76

(1) William Kieger owns and controls Aurora Capital Management LLC and is the president of Aurora Capital Holdings, LLC that directly owns 210,421 shares of the Company's common stock. Accordingly, Mr. Kieger may be deemed to have indirect voting and investment control over the shares held by Aurora Capital Management and Aurora Capital Holdings.
(2) Aurora Capital Holdings has agreed to cancel the 1,850,000 as part of the merger agreement with Caribbean American Health Resorts, Inc.

ITEM 11.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

                                  Exhibit Index

SEC Ref. No.             Title of Document                            Location

Exhibit  4.1   Agreement and Plan of Share Exchange
Exhibit 99.1   Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

* These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and are incorporated herein by this reference.

Form 8-K Filings

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Vital Health Technologies, Inc.

Date: March 31,2003.             By: /s/ Halton Martin
                                 ===================
                                 Halton Martin Martin, Chief Executive Officer




SARBANES OXLEY CERTIFICATION

I, Halton Martin, certify that:

1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of Vital Health Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                /s/  Halton Martin
                                                Chief Executive Officer




                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


                                TABLE OF CONTENTS

                                                                    Page

Independent Auditors' Report..........................................1


Financial Statements:

         Balance Sheets...............................................2

         Statements of Operations.....................................3

         Statements of Stockholders' Equity (Deficit).................4

         Statements of Cash Flows.....................................6

         Notes to Financial Statements................................7

                      Callahan, Johnston & Associates, LLC
                  Certified Public Accountants and Consultants


                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Vital Health Technologies, Inc.
(A Development Stage Company)
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Vital Health Technologies, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from reentrance into development stage (January 1, 1994) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Health Technologies, Inc. as of December 31, 2002 and 2001, and the results of operations and cash flows for the years then ended and the period from reentrance into development stage (January 1, 1994) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Callahan, Johnston & Associates, LLC


CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
March 28, 2003

            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                   Telephone: (621)861-0970 Fax: (612)861-5827
                          Email: cjacallahan@qwest.net

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                     December 31,
                                                                     ------------
                                                              2002                  2001
                                                              ----                  ----
                                     ASSETS
Current assets:
    Cash                                                 $     11,019        $      1,379
    Inventory                                                      --                  --
    Prepaid expenses                                              235                  --
                                                         ------------        ------------

        Total current assets                                   11,254               1,379
                                                         ------------        ------------

Furniture and equipment                                         6,677               6,677
Less accumulated depreciation                                   3,990               2,108
Less valuation allowance                                        2,687               4,569
        Net furniture and equipment                                --                  --
                                                         ------------        ------------

        Total assets                                     $     11,254        $      1,379
                                                         ============        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                $     16,105        $     10,080
    Convertible notes payable                                  97,500             102,500
                                                         ------------        ------------

        Total current liabilities                             113,605             112,580
                                                         ------------        ------------
Stockholders' equity (deficit):
    Undesignated stock: 5,000,000 shares
        authorized; none issued and outstanding                    --                  --
    Common stock: $.01 par value;
        50,000,000 shares authorized (see Note 1);
        shares issued and outstanding 3,741,250
        in 2002 and 284,459 in 2001                            37,413               2,845
    Additional paid-in capital                             12,125,310          11,966,778
    Subscription receivable                                  (110,000)                 --
    Accumulated deficit                                   (11,793,637)        (11,793,637)
    Deficit accumulated during the
        development stage                                    (361,437)           (287,187)
                                                         ------------        ------------
        Total stockholders'
          equity (deficit)                                   (102,351)           (111,201)
                                                         ------------        ------------
        Total liabilities and
          stockholders' equity (deficit)                 $     11,254        $      1,379
                                                         ============        ============


   The accompanying notes are an integral part of these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                                                                 Reentrance Into
                                                                                  Development
                                                                                   Stage To
                                                Years Ended December 31,          December 31,
                                                 2002               2001              2002
                                                 ----               ----              ----
Revenues                                     $        --        $     2,906        $    96,361
Cost of goods sold                                    --                (38)               (38)
Administrative expenses                          (64,081)          (234,790)          (782,927)
Other income (expense)                                --             (7,604)            (7,404)
Interest expense                                 (10,169)            (7,651)          (102,143)
                                             -----------        -----------        -----------

        Operating income (loss)                  (74,250)          (247,177)          (796,151)

Gain on debt forgiveness/
    collection, net of income taxes of
    $-0-, and $-0-, respectively                      --                 --            435,243
                                             -----------        -----------        -----------

Income (loss) from operations before
    income tax expense                           (74,250)          (247,177)          (360,908)

Income tax benefit (expense)                          --               (355)              (529)
                                             -----------        -----------        -----------

        Net income (loss)                        (74,250)          (247,532)          (361,437)

Other comprehensive income (loss)                     --                 --                 --
                                             -----------        -----------        -----------

Comprehensive income (loss)                  $   (74,250)       $  (247,532)       $  (361,437)
                                             ===========        ===========        ===========

Basic earnings (loss) per share:
    Continuing operations                    $      (.02)       $      (.87)       $     (2.00)
    Extraordinary item                                --                 --               1.09
                                             -----------        -----------        -----------

                                             $      (.02)       $      (.87)       $      (.91)
                                             ===========        ===========        ===========

        Weighted average number of
          shares outstanding                   2,974,836            284,459            397,580
                                             ===========        ===========        ===========

Diluted earnings (loss) per share:
    Continuing operations                    $      (.02)       $      (.87)       $     (2.00)
    Extraordinary item                                --                 --               1.09
                                             -----------        -----------        -----------
                                             $      (.02)       $      (.87)       $      (.91)
                                             ===========        ===========        ===========

        Weighted average number of
          shares outstanding                   2,974,836            284,459            397,580
                                             ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 PERIOD FROM REENTRANCE INTO DEVELOPMENT STAGE (JANUARY 1, 1994) TO DECEMBER 31, 2002



                                                         Common Stock             Additional
                                                  Number of                       Paid-In           Subscription     Accumulated
                                                  Shares         Amount           Capital           Receivable       Deficit
                                                  ------         ------           -------           ----------       -------
Balances, January 1, 1994                        41,900       $        419       $ 11,779,532       $     --       $(13,896,096)
  Issuance of common stock in 1994                  553                  6             14,994             --                 --
  Net income (loss) - 1994                           --                 --                 --             --              5,503(1)
  Net income (loss) - 1995                           --                 --                 --             --                 --
  Net income (loss) - 1996                           --                 --                 --             --                 --
  Net income (loss) - 1997                           --                 --                 --             --                 --
  Net income (loss) - 1998                           --                 --                 --             --            488,491
  Net income (loss) - 1999                           --                 --                 --             --          1,300,012
                                                -------       ------------       ------------       --------       ------------

Balances, December 31, 1999                      42,433                425         11,794,526             --        (12,102,090)
  Issuance of common stock and
    warrants in settlement of debt
    in September 2000                               181                  2                234             --                 --
  Exercise of warrant in
    September 2000                                1,451                 14                712             --                 --
  Issuance of common stock and
    warrants for services
    in September 2000                               275                  3                534             --                 --
   Issuance of common stock in
    settlement of debt in
    October 2000                                 40,099                401             19,649             --                 --
   Issuance of warrants for services                 --                 --                925             --                 --
   Issuance of common stock as part
    of asset purchase agreement                 200,000              2,000             29,648             --                 --
   Net income (loss) - 2000                          --                 --                 --             --            308,453
                                                -------       ------------       ------------       --------       ------------

Balances, December 31, 2000                     284,459              2,845         11,846,228             --        (11,793,637)
   Contributed capital from
    donated services                                 --                 --            120,000             --                 --
   Issuance of warrants for services                 --                 --                550             --                 --
   Net income (loss) - 2001                          --                 --                 --             --                 --
                                                -------       ------------       ------------       --------       ------------

Balances, December 31, 2001                     284,459       $      2,845       $ 11,966,778       $     --       $(11,793,637)
                                                =======       ============       ============       ========       ============


                                            Accumulated
                                            Deficit
                                            During
                                            Development
                                            Stage                      Total
                                            -----                      -----
Balances, January 1, 1994                  $         --           $ (2,116,145)
  Issuance of common stock in 1994                   --                 15,000
  Net income (loss) - 1994                      (89,747)               (84,244)
  Net income (loss) - 1995                      (62,874)               (62,874)
  Net income (loss) - 1996                      (71,513)               (71,513)
  Net income (loss) - 1997                      (70,000)               (70,000)
  Net income (loss) - 1998                      264,570(1)             753,061
  Net income (loss) - 1999                      (50,612)             1,249,400
                                            ------------           ------------

Balances, December 31, 1999                     (80,176)              (387,315)
  Issuance of common stock and
    warrants in settlement of debt
    in September 2000                                --                    236
  Exercise of warrant in
    September 2000                                   --                    726
  Issuance of common stock and
    warrants for services
    in September 2000                                --                    537
   Issuance of common stock in
    settlement of debt in
    October 2000                                     --                 20,050
   Issuance of warrants for services                 --                    925
   Issuance of common stock as part
    of asset purchase agreement                      --                 31,648
   Net income (loss) - 2000                      40,521                348,974
                                            ------------           ------------

Balances, December 31, 2000                     (39,655)                15,781
   Contributed capital from
    donated services                                 --                120,000
   Issuance of warrants for services                 --                    550
   Net income (loss) - 2001                    (247,532)              (247,532)
                                            ------------           ------------

Balances, December 31, 2001                $   (287,187)          $   (111,201)
                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
 PERIOD FROM REENTRACE INTO DEVELOPMENT STAGE (JANUARY 1, 1994) TO DECEMBER 31, 2002)

                                                   Common Stock                    Additional
                                             Number of                             Paid-In           Subscription
                                             Shares               Amount           Capital           Receivable
                                             ------               ------           -------           ----------
  Contributed capital from donated
      services                                     --       $         --       $     10,000        $         --
  Issuance of common stock for
    services at $.01 per share in
    January 2002                            2,310,000             23,100                 --                  --
  Issuance of common stock at
    $.14 per share in April 2002            1,146,250             11,463            148,537            (110,000)(2)
  Fractional shares                               541                  5                 (5)                 --
  Net income (loss) - 2002                         --                 --                 --                  --
                                            ---------       ------------       ------------        ----------------

Balances, December 31, 2002                 3,741,250       $     37,413       $ 12,125,310        $   (110,000)(2)
                                            =========       ============       ============        ================

                                                              Accumulated
                                                              Deficit
                                                              During
                                         Accumulated          Development
                                         Deficit              Stage              Total
                                         -------              -----              -----
Contributed capital from donated
      services                           $         --        $         --        $     10,000
  Issuance of common stock for
    services at $.01 per share in
    January 2002                                   --                  --                  --
  Issuance of common stock at
    $.14 per share in April 2002                   --                  --                  --
  Fractional shares                                --                  --                  --
  Net income (loss) - 2002                         --             (74,250)            (74,250)
                                         ------------        ------------        ------------

Balances, December 31, 2002              $(11,793,637)       $   (361,437)       $   (102,351)
                                         ============        ============        ============


     (1) Debt forgiveness applied to accumulated deficit and or deficit accumulated during development stage based on period forgiven liabilities were initially incurred.

     (2) Initially provided for a $300,000 subscription receivable, subsequently settled for $110,000.

   The accompanying notes are an integral part of these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash

                                                                                  Reentrance Into
                                                                                  Development
                                                                                  Stage To
                                                  Years Ended December 31,        December 31,
                                                   2002            2001             2002
                                                   ----            ----             ----
Cash flows from operating activities:
  Net income (loss)                             $ (74,250)       $(247,532)       $(361,437)
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Debt forgiveness/cancellation                    --               --         (435,243)
      Stock and warrants issued for
        services                                   23,100              550           25,112
      Donated officer compensation                 10,000          120,000          130,000
      Valuation allowances                             --            7,604            7,604
      Depreciation                                     --            1,946            1,946
      Inventory                                        --               38               38
      Indebtedness incurred
        for services and storage                       --               --          400,000
      Prepaid expenses                               (235)           7,282             (235)
      Accounts payable and
        accrued expenses                            6,025             (152)          (4,569)
                                                ---------        ---------        ---------

Cash flows from operating activities              (35,360)        (110,264)        (236,784)
                                                ---------        ---------        ---------

Cash flows from financing activities:
  Stock proceeds                                   50,000               --           84,888
  Proceeds from convertible notes payable          10,000          102,500          167,038
  Repayments of convertible notes payable         (15,000)              --          (15,000)
                                                ---------        ---------        ---------

Cash flows from financing activities               45,000          102,500          236,926
                                                ---------        ---------        ---------

Increase (decrease) in cash                         9,640           (7,764)             142

Cash:
  Beginning of year                                 1,379            9,143           10,877
                                                ---------        ---------        ---------

  End of year                                   $  11,019        $   1,379        $  11,019
                                                =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents
----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2002 or 2001.

Inventory
---------

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Inventory is as follows:
                                                   2002            2001
                                                   ----            ----

      Finished goods inventory                    $ 3,035        $  3,035
      Valuation allowance                          (3,035)         (3,035)
                                                  -------        --------
                                                  $  -           $   -
                                                  =======        ========

Furniture and Equipment
-----------------------

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

Risks, Estimates and Uncertainties
----------------------------------

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.

     Authorized Number of Shares
     ---------------------------

     The Company enacted a 1 for 10 reverse stock split as reflected in these financial statements (see Note 3). A provision in Minnesota Statutes might require reduction of the authorized shares of the Company from 50,000,000 to 5,000,000 and adjustment of the par value from $.01 to $.10. The ultimate resolution of this matter cannot be determined at this time.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risks, Estimates and Uncertainties (Continued)
----------------------------------------------

     Lender Concentration/Continued Existence
     ----------------------------------------

     The Company has been fully dependent on certain stockholders for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

     Continued Existence
     -------------------

     Management is uncertain if current agreements will allow it to remain as an operating business (see Note 2).

Earnings Per Share
------------------

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

Stock-Based Consideration
-------------------------

The Company has applied the fair value-based method of accounting for employee and nonemployee stock-based consideration and/or compensation in accordance with FASB Statement 123 (based on quoted market prices at the date of grant and/or as earned).

Contributed Services
--------------------

Management services contributed by a principal stockholder have been reflected at their fair value in the accompanying financial statements in accordance with Staff Accounting Bulletin (SAB) 5-T: Accounting For Expenses or Liabilities Paid By Principal Stockholders.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign current translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2002 and 2001, net income and comprehensive income were equivalent.

Financial Instruments
---------------------

Financial Instruments consist of the following:

     Short-Term Assets and Liabilities: The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

Income Taxes
------------

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 2 - GOING CONCERN/DEVELOPMENT STAGE COMPANY (Continued)

In 2002 and 2001 the Company has been fully dependent on its stockholders and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

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

In 2002, the Company concentrated its efforts on finding a merger candidate. Some monies were raised through a stock offering, but these monies were not sufficient to revitalize the Company's marketing of the variance cardiography technology. Instead these monies were used to maintain the Company's public reporting status.

In March 2003, the Company entered into an agreement to merge with an operating company, Caribbean American Health Resorts, Inc. (see Note 8). If this merger is unsuccessful or if the combined companies are unable to obtain profitable operations, the Company might be unable to continue as a going concern. No estimate can be made of the range of loss that is reasonably possible should the Company be unsuccessful.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 3 - CONVERTIBLE NOTES PAYABLE

In 2002 and 2001, the Company issued $10,000 and $102,500, respectively, in convertible notes payable maturing between January 29, 2002 and February 5, 2003. These notes are unsecured, bear interest at 10% per annum, and are convertible into common stock of the Company at the option of the note holders at a price equal to the next stock offering price.

$15,000 of these notes were repaid in May 2002. $95,000 were repaid in March 2003. $2,500 remain outstanding at the date of this report.

Certain note holders were also issued warrants (see Note 4).

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

Authorized Shares/Reverse Split
-------------------------------

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Warrants

The Company has issued warrants to purchase its common stock as follows:


                                     Shares
                                     UnderExercise
                                     Warrant           Price               Exercise Period
                                     -------           -----               ---------------
    Issued for services
      in 2000 and 2001               17,050        $.49 to $20.00         January 2001 to January 2006
    Attachment to
      convertible notes               4,500        $20.00                 January 2001 to October 2006
                                     ------        --------------
                                     21,550        $.50 to $20.00
                                     ======        ==============

2002 Employee Stock Option Plan
-------------------------------

The Company implemented the 2002 Employee Stock Option Plan to foster and promote the long-term financial health of the Company. Option prices will be determined by a committee at the time of grant, but the option price will not be less than the par value of the Company's common stock. As part of this plan in 2002 the Company issued 5,000 shaes of its common stock to each of its two directors and 300,000 of its common stock to a consultant. These shares were valued at $3,100, the fair value of these shares at the grant date.

Subscription Receivable
-----------------------

In April 2002, the Company entered into an agreement to issue 1,146,250 shares of its common stock for $50,000 and a subscription receivable of $300,000 due October 25, 2002. This subscription was not paid when due and went into default. The Company ultimately transferred 1,000,000 of these shares to an investment group who settled this subscription receivable for $110,000 in March 2003. This subscription is reflected at the ultimate proceeds received of $110,000 in the accompanying financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                      AND THE PERI OD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Other
-----

The Company is obligated to issue 300 post reverse shares to a former creditor.

NOTE 5 - OPERATING LEASE

In 2001, the Company vacated its office space and was able to terminate its obligation under this lease. The Company incurred rent expense of $-0- in 2002 and $28,795 in 2001.

NOTE 6 - INCOME TAXES

Income taxes benefit (expense) consisted of the following:

                                                     2002              2001
                                                     ----              ----
    Current:
      Federal                                      $    -            $    -
      State                                             -                 (355)
                                                   ------            ---------
                                                       -                 (355)
                                                   ------            ---------
   Deferred:
      Federal                                           -                 -
      State                                             -                 -
                                                   ------            ---------
                                                       -                 -
                                                  ------            ---------

   Income tax benefit (expense)                    $    -            $    (355)
                                                   ======            =========


The reconciliation between expected federal income tax rates is as follows:

                                     2002                       2001
                                     ----                       ----
                             Amount      Percent        Amount      Percent
                             ------      -------        ------      -------

Expected federal tax        $ (25,000)     (34)%       $ (57,000)   (34.0)%
State income tax, net
 of federal tax benefit        (5,000)      (7)          (11,000)    (7.0)
Valuation of net
 operating loss
 carryforwards                 30,000        41           67,645        41

                            $    -           - %       $    (355)       - %

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2002


NOTE 6 - INCOME TAXES (Continued)

Differences between accounting rules and taw laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following: 2002 2001 Deferred tax assets: Inventory valuation allowance $ 100 $ 100 Fixed asset valuation allowance 1,000 2,000 Net operating loss carryforwards 3,700,000 3,670,000

    Gross deferred tax asset                   3,701,100           3,672,100
                                              ----------          ----------
    Valuation allowance                       (3,701,100)         (3,672,100)

    Net deferred tax asset                          -                   -
    Deferred tax liability                          -                   -
                                              ----------          ----------
    Net deferred tax asset
      (liability)                             $     -             $     -
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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO December 31, 2002


NOTE 6 - INCOME TAXES (Continued)

The Company has carryforwards available to offset future taxable income as follows:


                                 Federal                                  State
                                   NOL              Credits                NOL              Credits
                                   ---              -------                ---              -------
    2003                       $      -             $ 60,700           $      -            $  10,000
    2004                              -               71,100                  -                 -
    2005                         2,615,000              -                     -                 -
    2006                         1,729,000              -                     -                 -
    2007                         3,295,000              -                     -                 -
    2008                         2,939,000              -                     -                 -
    2009                            14,000              -                     -                 -
    2010                              -                 -                     -                 -
    2011                             2,000              -                     -                 -
    2012                              -                 -                     -                 -
    2013                            25,000              -                     -                 -
    2014                            50,000              -                     -                 -
    2015                            90,000              -                   28,000              -
    2016                           121,000              -                  121,000              -
    2017                            72,000              -                   72,000              -
                               -----------         ---------           -----------          --------
                               $10,952,000         $ 131,800           $   221,000          $ 10,000
                               ===========         =========           ===========          ========


NOTE 7 - SUPPLEMENTAL CASH FLOW DISCLOSURES
                                                             Reentrance Into
                                                             Development
                                                             Stage To
                            Years Ended December 31,         December 31,
                            2002               2001             2002
                            ----               ----             ----
Cash paid for:
    Interest               $    1,915       $     -          $   1,915
    Income taxes           $     -          $    1,081       $   1,081

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO December 31, 2002


NOTE 7 - SUPPLEMENTAL CASH FLOW DISCLOSURES (Continued)

Summary of non cash activity:

     In 2000 the Company issued common stock and warrants with a fair value of $20,286 as partial settlement of accounts payable and other accrued expenses and note payable - related party.

     In 2000 the Company issued common stock and warrants for services totaling $1,462.

     On December 1, 2000, the Company acquired assets, including cash of $19,162, in exchange for 200,000 post-split shares of the Company's common stock.

     Value was assigned to donated officer services under SAB 5-T of $10,000 in 2002 and $120,000 in 2001.

     In 2002 the Company issued common stock for services totaling $23,100.

NOTE 8 SUBSEQUENT EVENTS

On March 10, 2003, the Company entered into an Agreement and Plan of Share Exchange with Caribbean American Health Resorts, Inc. (CAHR). Under this Agreement the Company will issue 8,109,291 shares of its common stock for 100% of the outstanding shares of CAHR. As a part of this agreement:

     - A separate subsidiary, General Finance and Development, Inc. (GFD) will be formed. The Company will transfer all tangible and intangible assets of the variance cardiography business into GFD.

     - The Company is to spin-off GFD to existing shareholders of the Company as of March 12, 2003 for the return of 1,850,000 shares of the Company's issued and outstanding common stock. Shareholders of record of Vital Health Technologies, Inc. on March 12, 2003 will receive one share of GFD, Inc. for each share of Vital Health Technologies, Inc. that they currently own.

     - Certain existing shareholders of the Company are to sell 1,640,709 shares of the Company's common stock currently owned by them.

After completion of this transaction, existing shareholders of the Company will retain 250,000 shares or 2.5% of the issued and outstanding stock of the Company. As a part of this agreement the Company is also to change its name to Caribbean American Health Resorts, Inc.