Form 10QSB
period 2003-03-31
VITAL HEALTH TECHNOLOGIES INC
filed 2003-05-14
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


             9454 Wilshire Blvd., Suite 600, Beverly Hills, CA 90212
                    (Address of Principal Executive Offices)

                                 (310) 278-3108
                           (Issuer's telephone number)

                 855 Village Center Drive, North Oaks, MN 55127
                    Former name, address and fiscal year, if
                           changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 2003: 3,741, 250 shares of common stock.

Transitional Small Business Format: Yes  [ ]    No  [X]

                                   FORM 10-QSB



                         VITAL HEALTH TECHNOLOGIES, INC.




                                      INDEX

                                                                          Page

PART I.      FINANCIAL INFORMATION                                        3

Item 1       Financial Statements                                         3

Item 2       Management's Discussion and Analysis of Financial Condition
             and Plan of Operation                                        7

Item 3       Controls and Procedures

PART II.     OTHER INFORMATION                                            8

Item 6       Exhibits and Reports on Form 8-K
                                                                          8
             SIGNATURES
                                                                          9
             CERTIFICATION STATEMENTS



Item 1.     Financial Information



                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31,           December 31,
                                                          2003                  2002
                                                        ---------           -----------
              ASSETS
              ------

Current assets:
    Cash                                               $    111,254        $     11,019
    Prepaid expenses                                             --                 235
    Accounts receivable                                      87,077
                                                       ------------        ------------

         Total current assets                               198,331              11,254
                                                       ------------        ------------

    Other assets                                             16,563                  --
                                                       ------------        ------------

         Total assets                                  $    214,894        $     11,254
                                                       ============        ============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  ----------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses              $     11,397        $     16,105
    Notes payable                                                --              97,500
                                                       ------------        ------------

         Total current liabilities                           11,397             113,605
                                                       ------------        ------------
Long term liabilities:                                      298,246


Stockholders' equity (deficit):
    Undesignated stock: 5,000,000 shares
      authorized; none issued and outstanding                    --                  --
    Common stock: $.01 par value; 50,000,000
      shares authorized; shares issued and
      outstanding 3,741,250 in 2003 and
      3,741,250 in 2002                                      37,413              37,413
    Additional paid-in capital                           12,080,584          12,125,310
    Subscription receivable                                 (15,336)           (110,000)
    Accumulated deficit                                 (11,793,637)        (11,793,637)
    Deficit accumulated during the
      development stage                                    (403,773)           (361,437)
                                                       ------------        ------------

        Total stockholders' equity (deficit)                (94,749)           (102,351)
                                                       ------------        ------------

         Total liabilities and
          Stockholders' equity (deficit)               $    214,894        $     11,254
                                                       ============        ============

              The accompanying notes are an integral part of these
                              financial statements.


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended
                                      March 31,         March 31,
                              -------------------------------------    Reentrance Into
                                       2003                 2002      To March 31, 2003
                                     ---------            ---------  ---------------------
September 30, 2002
-------------------
Revenues                            $        --               --      $    96,361

Cost of sales    -                           --               --              (38)

General and administrative
  expenses                              (42,336)         (41,817)        (825,263)

Interest expense                             --           (2,727)        (102,143)

Other income (expense)                       --               --           (7,404)

Debt forgiveness                             --               --          435,243

Income tax expense                           --               --             (529)
                                     -----------      -----------      -----------

Net income (loss)                       (42,336)         (44,544)        (403,773)

Other comprehensive
  income (loss)                              --               --               --
                                     -----------      -----------      -----------

Comprehensive income (loss)         $   (42,336)     $   (44,544)     $  (403,773)
                                     ===========      ===========      ===========

Basic earnings (loss) per share     $      (.01)     $      (.02)     $     (0.11)
                                     ===========      ===========      ===========

Weighted average number of
 shares outstanding                   3,741,250        2,594,460        3,741,250
                                     ===========      ===========      ===========


              The accompanying notes are an integral part of these
                              financial statements.


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) In Cash
                                   (Unaudited)


                                       Three Months Ended   Development
                                          March 31,           Stage         Reentrance to
                                             2003             2002          March 31, 2003
                                          ---------         ---------     ------------------
Cash flows from operating activities:
   Net income (loss)                        $ (42,336)     $ (44,544)     $(403,773)
   Adjustments to reconcile
        net income (loss) to
        cash flows from operating
        activities:
         Debt forgiveness                          --             --       (435,243)
         Indebtedness incurred
          for services and storage                 --             --        400,000
         Implied compensation under
           SABS-T                                  --         10,000        130,000
         Stock issued for services                 --         23,100         23,100
         Warrants issued for
          consulting services                      --             --          2,012
         Depreciation                              --            363          2,672
         Valuation allowance                       --           (363)         6,878
         Inventory                                 --             38             38
      Accounts receivable                     (87,077)            --             --
       Organization expenses                  (16,563)            --             --
       Prepaid expenses                           235             --             --
      Accounts payable and
       other current liabilities               (4,708)         2,512         (6,610)
                                            ---------      ---------      ---------
Cash flows from operating
  activities                                 (150,449)        (8,932)      (277,677)
                                            ---------      ---------      ---------

Cash flows from investing
  activities:                                      --             --             --

   Stock proceeds                             (44,726)            --         84,888
   Decrease in subscriptions receivable        94,664
   Issuance of convertible
   notes payable                                   --         10,000        167,038
   Principal payments                              --             --        (15,000)
   Increase in long term debt                 200,746             --             --
                                            ---------      ---------      ---------

Cash flows from financing
  activities                                  250,684         10,000        236,926
                                            ---------      ---------      ---------

Increase (decrease) in cash                   100,235          1,068        100,377
Cash:
  Beginning of year                            11,019          1,379         10,877
                                            ---------      ---------      ---------
  End of period                             $ 111,254      $   2,447      $ 111,254
                                            =========      =========      =========

Supplemental cash flow information:
Interest paid                               $      --      $      --      $      --
                                            =========      =========      =========
Income taxes paid                           $      --      $      --      $   1,081
                                            =========      =========      =========


              The accompanying notes are an integral part of these
                              financial statements.

NOTES TO FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated financial statements have been prepared due to the combination of Vital Health Technologies, Inc. and Caribbean American Health Resorts, Inc. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

     From 1993 to 1998 the Company struggled with a variety of financial difficulties, which limited operations. Since 1998 through March 2003 the Company has worked with a Minnesota finance and business development firm, Aurora Capital Management, LLC and its affiliates in an effort to revitalize the Company.

     In March 2003, the Company executed and entered into a Share Exchange Agreement (the "Exchange Agreement"), with Caribbean American Health Resorts, Inc. Pursuant to the Exchange Agreement, on the closing date, the Company will acquire all of the issued and outstanding equity interests of Caribbean American Health Resorts,Inc. As consideration for the shares Caribbean American Health Resorts, Inc, the Company will issue 8,109,709 shares of its common stock to the shareholders of Caribbean American Health Resorts, Inc. Subsequent to the closing of this transaction, and a concurrent transaction whereby certain shareholders of the Company are selling 1,640,709 common shares, the remaining stockholders of the Company shall retain 250,000 shares, or 2 1/2% of the issued and outstanding common stock of the Company on an anti-dilutive basis (only for 90 days after the closing). As part of this transaction, certain existing shareholders of the Company shall form a separate entity for the sole purpose of purchasing the heart screening technology of the Company in exchange for returning to the Company 1,850,000 shares of Company common stock presently held by such shareholders.

     The Company's common stock currently trades on the NASD's OTC Bulletin Board exchange under the ticker symbol CAHR.

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

     The Company utilized the proceeds for ongoing administrative costs, debt payment and to finance merger/acquisition expenses. The Company filed an SB-2 registration with the SEC for the shares issued to Templar Comptier, Ltd. and 386,224 shares that were previously issued to shareholders of Vital Health Technologies.

     In March 2003, the Company executed and entered into a Share Exchange Agreement (the "Exchange Agreement"), with Caribbean American Health Resorts, Inc. Pursuant to the Exchange Agreement, on the closing date, the Company will acquire all of the issued and outstanding equity interests of Caribbean American Health Resorts,Inc. As consideration for the shares Caribbean American Health Resorts, Inc, the Company will issue 8,109,709 shares of its common stock to the shareholders of Caribbean American Health Resorts, Inc. Subsequent to the closing of this transaction, and a concurrent transaction whereby certain shareholders of the Company are selling 1,640,709 common shares, the remaining stockholders of the Company shall retain 250,000 shares, or 2 1/2% of the issued and outstanding common stock of the Company on an anti-dilutive basis (only for 90 days after the closing). As part of this transaction, certain existing shareholders of the Company shall form a separate entity for the sole purpose of purchasing the heart screening technology of the Company in exchange for returning to the Company 1,850,000 shares of Company common stock presently held by such shareholders.



Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended March 31, 2003 and  March 31, 2002

     We generated no revenue for the three months ended March 31, 2003, as compared to no revenue for the three months ended March31,2002. Cost of sales for the three months ended March 31, 2003 and 2002were $0 and $0, respectively.

     General and administrative expenses for the three months ended March 31,2003 were $42,336 as compared to $41,817 in the same period of 2002.

     We had interest expense in the amount of $0 for the three months ended March 31,2003, as compared to $2,727 interest expense for the three months ended March 31, 2002.

     As a result of the foregoing, we realized a net loss of $42,336 for the three months ended March 31,2003, as compared to a net loss of $44,544 for the same period in 2002.

Liquidity and Capital Resources

     At March 31, 2003, we had a working capital of $111,254, as compared to a working capital $11,019 at December 31, 2002. The change is primarily due to the merger with Caribbean American Health Resorts,Inc.

Plan for the next 12 months.

     Our plan for the next 12 months is to handle the administrative and reporting requirements of a public company. .The Company also plans to acquire two hotel properties on the island of Barbados. The properties will be developed into condominiums. It is expected that these condominiums will be sold to doctors and surgeons who will perform surgical procedures and other alternative medical treatmnets to their clients on the island. The Company is expected to enter into an agreement in principle to lease a surgical facilty on the island to perform the various cosmetic and reconstructive surgical procedures.

Item 3.  Controls and Procedures

     Within the 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

99.1     Certification of Chief Executive Officer
99.2     Certification of Chief Financial Officer

(b) Reports on Form 8-K.

Report on Form 8-K filed March 25, 2003 reporting change of control of the Company pursuant to a Share Exchange Agreement , dated as of March 10, 2003, by and between the Company and Caribbean American Health Resorts, Inc. (CAHR). Pursuant to the Share Exchange Agreement, on the closing date, the Company will acquire from the shareholders of CAHR all of the issued and outstanding equity interests of CAHR.


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Vital Health Technologies, Inc.

Date: May 13, 2003       By:  /s/  Halton Martin
                         =================================
                         Halton Martin, Director,
                         Principal Financial Officer and
                         Principal Executive Officer

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Halton Martin, Principal Executive Officer, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of
6. our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:     May 13,  2003

/s/   Halton Martin
==========================================
Halton Martin, Principal Executive Officer

                                CERTIFICATION OF
                           PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Halton Martin, Principal Financial Officer, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of
6. our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:     May 13,  2003

/s/    Halton Martin
==========================================
Halton Martin, Principal Financial Officer