Form 10QSB
period 2003-06-30
VITAL HEALTH TECHNOLOGIES INC
filed 2003-08-11
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2003: 3,741,250 shares of common stock.

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

Item 6       Exhibits and Reports on Form 8-K
                                                                               8
             SIGNATURES
                                                                               9
             CERTIFICATION STATEMENTS



Item 1.     Financial Information

                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,                 December 31,
                                   ASSETS                                2003                        2002
                                   ------                         ---------------------       ------------------

Current assets:

     Cash                                                                     $ 39,886                 $ 11,019
     Prepaid expenses                                                                -                      235
     Accounts receivable                                                        87,077                        -
                                                                  ---------------------       ------------------
         Total current assets                                                  126,963                   11,254

Other assets:                                                                   16,663                        -
                                                                  ---------------------       ------------------

         Total assets                                                        $ 143,626                 $ 11,254
                                                                  =====================       ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                     $ 7,694                 $ 16,105
     Notes payable                                                                   -                   97,500
                                                                  ---------------------       ------------------

         Total current liabilities                                               7,694                  113,605

Long term liabilities                                                          305,940                        -

         Total Liabilities                                                     321,328                  113,605
                                                                  ---------------------       ------------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                 -                        -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 3,741,250 in 2003 and
         3,741,250 in 2002                                                      37,413                   37,413
     Paid-in capital                                                        12,085,674               12,125,310
     Subscription receivable                                                    (6,660)                (110,000)
     Accumulated deficit                                                   (11,793,637)             (11,793,637)
     Deficit accumulated during the development stage                         (500,492)                (361,437)
                                                                  ---------------------       ------------------

         Total stockholders' equity                                           (177,702)                (102,351)
                                                                  ---------------------       ------------------

         Total liabilities and stockholders' equity                          $ 143,626                 $ 11,254
                                                                  =====================       ==================


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                             Three Months Ended                 Six Months Ended       Reentrance to development
                                                  June 30,                         June 30,                   stage to
                                            2003             2002             2003            2002          June 30, 2003
                                        -----------      -----------      -----------      -----------      -------------


Revenues                                $        --      $        --      $        --      $        --      $    96,361

Cost of sales                                    --               --               --               --              (38)

General and administrative expenses         (40,596)         (10,380)         (78,368)         (52,197)        (865,859)

Interest expense                            (56,123)          (2,567)         (56,123)          (5,294)        (158,266)

Other income (expense)                           --               --               --               --           (7,404)

Debt forgiveness                                 --               --               --               --          435,243

Income tax expense                               --               --               --               --             (529)
                                        -----------      -----------      -----------      -----------      -----------

Net incomTotalsother income                 (96,719)         (12,947)        (134,491)         (57,491)        (500,492)

Other comprehensive income                       --               --               --               --               --
                                        -----------      -----------      -----------      -----------      -----------

Comprehensive income (loss)             $   (96,719)     $   (12,947)     $  (134,491)     $   (57,491)     $  (500,492)
                                        ===========      ===========      ===========      ===========      ===========



Basic earnings (loss) per share         $     (0.03)     $     (0.00)     $     (0.04)     $     (0.05)     $     (0.13)
                                        ===========      ===========      ===========      ===========      ===========

Weighted average number of shares
     outstanding                          3,741,250        2,801,727        3,741,250        1,232,193        3,741,250
                                        ===========      ===========      ===========      ===========      ===========


                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                              Six months ended       From reentrance to
                                                                                 June 30,          development stage to
                                                                            2003           2002           June 30, 2003
                                                                         -----------   ------------    ----------------
Cash flows from operating activities:
     Net income (loss)                                                   $ (96,719)       $ (57,491)       $(500,492)

     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Debt forgiveness                                                   (88,920)              --         (524,163)
        Indebtedness incurred for services and storage                          --               --          400,000
        Implied compensation under SABS-T                                       --           10,000          130,000
        Stock issued for services                                               --           23,100           23,100
        Warrents issued for consulting services                                 --               --            2,012
        Depreciation                                                            --              726            2,672
        Valuation allowance                                                     --             (726)           6,878
        Inventory                                                               --               --               38
        Accounts receivable                                                (87,077)              --          (87,077)
        Organization expenses                                              (16,663)              --          (16,663)
        Prepaid expenses                                                       235               --              235
        Accounts payable and other current liabilities                      (8,411)           2,124           (3,104)
                                                                         ---------        ---------        ---------
               Net cash (used in) operating activities                    (297,555)         (22,267)        (566,564)
                                                                         ---------        ---------        ---------
Cash flows used for investing activities:
                                                                                --               --               --
                                                                         ---------        ---------        ---------

               Net cash provided by (used in) investing activities              --               --               --
                                                                         ---------        ---------        ---------

Cash flows from financing activities:
     Stock proceeds                                                         14,641           50,000          144,255
     Decrease (increase) in subscriptions receivable                       103,340               --           (6,660)
     Issuance of convertible notes payable                                      --           10,000          167,038
     Principal payments                                                    (15,000)         (15,000)
     Increase in long term debt                                            208,441               --          305,940
                                                                         ---------        ---------        ---------

               Net cash provided by (used in) financing activities         326,422           45,000          595,573
                                                                         ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                        28,867           22,733           29,009

Cash and cash equivalents at beginning of year                              11,019            1,379           10,877
                                                                         ---------        ---------        ---------

Cash and cash equivalents at end of year                                 $  39,886        $  24,112        $  39,886
                                                                         =========        =========        =========

Supplemental disclosure of cash flow information:

     Interest paid                                                       $  56,123        $      --        $  56,123
                                                                         =========        =========        =========

     Income taxes paid                                                   $      --        $      --        $   1,081
                                                                         =========        =========        =========


                          NOTES TO FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Consolidated financial statements have been prepared due to the combination of Vital Health Technologies, Inc. and Caribbean American Health Resorts, Inc. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Three Months Ended June 30, 2003 and  June 30, 2002

     We generated no revenue for the three months ended June 30, 2003, as compared to no revenue for the three months ended June 30,2002. Cost of sales for the three months ended June 30, 2003 and 2002were $0 and $0, respectively.

     General and administrative expenses for the three months ended June 30,2003 were $40,596 as compared to $10,380 in the same period of 2002.

     We had interest expense in the amount of $56,123 for the three months ended June 30,2003, as compared to $2,567 interest expense for the three months ended June 30, 2002.

     As a result of the foregoing, we realized a net loss of $96,719 for the three months ended June 30,2003, as compared to a net loss of $12,947 for the same period in 2002.

Liquidity and Capital Resources

     At June 30, 2003, we had a working capital of $39,886, as compared to a working capital $11,019 at December 31, 2002. The change is primarily due to the merger with Caribbean American Health Resorts,Inc.

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

(b) Reports on Form 8-K.

PLEASE ADVISE


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Vital Health Technologies, Inc.

Date: August 8, 2003    By:  /s/  Halton Martin
                         =================================
                         Halton Martin, Director,
                         Principal Financial Officer and
                         Principal Executive Officer

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



Dated:     August 8,  2003

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




Dated:     August 8,  2003

/s/    Halton Martin
==========================================
Halton Martin, Principal Financial Officer