Form 10QSB/A
period 2003-06-30
VITAL HEALTH TECHNOLOGIES INC
filed 2003-09-05
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB


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

Item 6       Exhibits and Reports on Form 8-K
                                                                               8
             SIGNATURES
                                                                               9
             CERTIFICATION STATEMENTS



Item 1.     Financial Information

                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,                 December 31,
                                   ASSETS                                2003                        2002
                                   ------                         ---------------------       ------------------

Current assets:

     Cash                                                                     $ 39,886                 $ 11,019
     Prepaid expenses                                                                -                      235
     Accounts receivable                                                        87,077                        -
                                                                  ---------------------       ------------------
         Total current assets                                                  126,963                   11,254

Other assets:                                                                   16,663                        -
                                                                  ---------------------       ------------------

         Total assets                                                        $ 143,626                 $ 11,254
                                                                  =====================       ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                     $ 7,694                 $ 16,105
     Notes payable                                                                   -                   97,500
                                                                  ---------------------       ------------------

         Total current liabilities                                               7,694                  113,605

Long term liabilities                                                          305,940                        -

         Total Liabilities                                                     313,634                  113,605
                                                                  ---------------------       ------------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                 -                        -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 3,741,250 in 2003 and
         3,741,250 in 2002                                                      37,413                   37,413
     Paid-in capital                                                        12,085,674               12,125,310
     Subscription receivable                                                    (6,660)                (110,000)
     Accumulated deficit                                                   (11,793,637)             (11,793,637)
     Deficit accumulated during the development stage                         (500,492)                (361,437)
                                                                  ---------------------       ------------------

         Total stockholders' equity                                           (177,702)                (102,351)
                                                                  ---------------------       ------------------

         Total liabilities and stockholders' equity                          $ 143,626                 $ 11,254
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

                         Vital Health Technologies, Inc.

Date: September 5, 2003  By:  /s/  Halton Martin
                         =================================
                         Halton Martin, Director,
                         Principal Financial Officer and
                         Principal Executive Officer

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Halton Martin, Principal Executive Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Vital Health Technologies, Inc.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Dated:   September 5,  2003

/s/   Halton Martin
==========================================
Halton Martin, Principal Executive Officer

                                CERTIFICATION OF
                           PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Halton Martin, Principal Finanical Officer, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Vital Health Technologies, Inc.

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and

     c) presented in this amended quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Dated:   September 5,  2003

/s/   Halton Martin
==========================================
Halton Martin, Principal Financial Officer