Form 10QSB
period 2003-09-30
VITAL HEALTH TECHNOLOGIES INC
filed 2003-11-14
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2003: 3,741,250 shares of common stock.

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

Item 6       Exhibits and Reports on Form 8-K
                                                                               8
             SIGNATURES
                                                                               9
             CERTIFICATION STATEMENTS



Item 1.     Financial Information

                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                     September 30,                 December 31,
                                   ASSETS                                2003                         2002
                                   ------                         ---------------------       ------------------

Current assets:

     Cash                                                                     $ 24,828                 $ 11,019
     Prepaid expenses                                                                -                      235
     Accounts receivable                                                        93,001                        -
                                                                  ---------------------       ------------------
         Total current assets                                                  117,829                   11,254

Other assets:                                                                   16,663                        -
                                                                  ---------------------       ------------------

         Total assets                                                        $ 134,492                 $ 11,254
                                                                  =====================       ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                     $ 4,889                 $ 16,105
     Notes payable                                                                   -                   97,500
                                                                  ---------------------       ------------------

         Total current liabilities                                               4,889                  113,605

Long term liabilities                                                          298,246                        -

         Total Liabilities                                                     308,024                  113,605
                                                                  ---------------------       ------------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                 -                        -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 3,741,250 in 2003 and
         3,741,250 in 2002                                                      37,413                   37,413
     Paid-in capital                                                        12,112,629               12,125,310
     Subscription receivable                                                    (6,660)                (110,000)
     Accumulated deficit                                                   (11,793,637)             (11,793,637)
     Deficit accumulated during the development stage                         (523,277)                (361,437)
                                                                  ---------------------       ------------------

         Total stockholders' equity                                           (173,532)                (102,351)
                                                                  ---------------------       ------------------

         Total liabilities and stockholders' equity                          $ 134,492                 $ 11,254
                                                                  =====================       ==================

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended                 Nine Months Ended      Reentrance to development
                                                September 30,                     September 30,                stage to
                                            2003             2002             2003            2002        September 30, 2003
                                        -----------      -----------      -----------      -----------    ------------------


Revenues                                $    10,500      $        --      $    10,500      $        --      $   106,861

Cost of sales                                    --               --               --               --              (38)

General and administrative expenses         (33,285)         (11,073)        (111,653)         (63,270)        (899,144)

Interest expense                                 --           (2,437)         (56,123)          (7,731)        (158,266)

Other income (expense)                           --               --               --               --           (7,404)

Debt forgiveness                                 --               --               --               --          435,243

Income tax expense                               --               --               --               --             (529)
                                        -----------      -----------      -----------      -----------      -----------

Net in Total other income                   (22,785)         (13,510)        (157,276)         (71,001)        (523,277)

Other comprehensive income                       --               --               --               --               --
                                        -----------      -----------      -----------      -----------      -----------

Comprehensive income (loss)             $   (22,785)     $   (13,510)     $  (157,276)     $   (71,001)     $  (523,277)
                                        ===========      ===========      ===========      ===========      ===========



Basic earnings (loss) per share         $     (0.01)     $     (0.00)     $     (0.04)     $     (0.02)     $     (0.14)
                                        ===========      ===========      ===========      ===========      ===========

Weighted average number of shares
     outstanding                          3,741,250        3,740,710        3,741,250        3,740,710        3,741,250
                                        ===========      ===========      ===========      ===========      ===========

                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                             Nine months ended        From reentrance to
                                                                               September 30,          development stage to
                                                                            2003           2002       September 30, 2003
                                                                         -----------   ------------   ------------------
Cash flows from operating activities:
     Net income (loss)                                                   $(157,276)       $ (71,001)       $(523,277)

     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Debt forgiveness                                                   (88,920)              --         (524,163)
        Indebtedness incurred for services and storage                          --               --          400,000
        Implied compensation under SABS-T                                       --           10,000          130,000
        Stock issued for services                                               --           23,100           23,100
        Warrents issued for consulting services                                 --               --            2,012
        Depreciation                                                            --              726            2,672
        Valuation allowance                                                     --             (726)           6,878
        Inventory                                                               --               --               38
        Accounts receivable                                                (93,001)              --          (93,001)
        Organization expenses                                              (16,663)              --          (16,663)
        Prepaid expenses                                                       235               --              235
        Accounts payable and other current liabilities                     (11,216)           3,984           (5,909)
                                                                         ---------        ---------        ---------
               Net cash (used in) operating activities                    (366,841)         (33,917)        (598,078)
                                                                         ---------        ---------        ---------
Cash flows used for investing activities:
                                                                                --               --               --
                                                                         ---------        ---------        ---------

               Net cash provided by (used in) investing activities              --               --               --
                                                                         ---------        ---------        ---------

Cash flows from financing activities:
     Stock proceeds                                                         14,641           50,000          144,255
     Decrease (increase) in subscriptions receivable                       165,262               --           17,489
     Issuance of convertible notes payable                                      --           10,000          167,038
     Principal payments                                                                     (15,000)         (15,000)
     Increase in long term debt                                            200,747               --          298,247
                                                                         ---------        ---------        ---------

               Net cash provided by (used in) financing activities         380,650           45,000          612,029
                                                                         ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                        13,809           11,083           13,951

Cash and cash equivalents at beginning of year                              11,019            1,379           10,877
                                                                         ---------        ---------        ---------

Cash and cash equivalents at end of year                                 $  24,828        $  12,462        $  24,828
                                                                         =========        =========        =========

Supplemental disclosure of cash flow information:

     Interest paid                                                       $  56,123        $   1,915        $  56,123
                                                                         =========        =========        =========

     Income taxes paid                                                   $      --        $      --        $   1,081
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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation
-------------------------------------------------------------------------------

Three Months Ended September 30, 2003 and September 30.2002

The company generated $10,500 for three months ended September 30, 2003 as compared to $0 revenue for the same period September 2002. Cost of Sales for the three months ended September 30, 2003 and 2002 were $0 and $0 respectively.

General and Administrative expenses for the three months ended September 30, 2003 were $33,285 as compared to $11,073 in the same period of 2002.

The company had interest expense in the amount of $0 for the three months ended September 30, 2003 as compared to the interest expense of $2,437 for the three months ended September 30 2002.

As result of the foregoing, the company realized a net loss of $22,785 for the three months ended September 30, 2003 as compared to a net loss of $13,510 for the same period 2002

Liquidity and Capital Resources

At September 30, 2003, the company had working capital of $24,828 as compared to $11,019 at December 31, 2002. The change was due primarily to a merger with Caribbean American Health Resorts, Inc.

Plan for the next 12 months

The management of the company plans for the next 12 months are continue to handle administrative and reporting requirements of a public company. The company plans to acquire beach front hotel properties on the island of Barbados. It has entered an agreement in principle with Royal Caribbean Hotels for the purchase of approximately 21/2 acres of beach front property at Hastings, Christ Church, Barbados. The company is also awaiting permission form the Government of Barbados to allow the physicians and surgeons to perform services on the island of Barbados. It is expected that this permission and the purchase agreement for acquisition of property will be completed will be granted by December 31, 2003.

Item 3.  Controls and Procedures
--------------------------------

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

     31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K.



                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Vital Health Technologies, Inc.

Date: November 14, 2003            By:  /s/  Halton Martin
                                   =================================
                                   Halton Martin, Director,
                                   Chief Financial Officer and
                                   Chief Executive Officer