Form 10KSB
period 2003-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2004-04-14
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

[ ] Transition report under Section 13 or 15(d) of the Securities
     Exchange act of 1934 for the transition period from ____ to _____

                          Commission File No. 000-15243

                         VITAL HEALTH TECHNOLOGIES, INC.
           (Name of Small Business Issuer as specified in its charter)

           Minnesota                                          41-1618186
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization) Identification No.)

             9454 Wilshire Boulevard, Suite 600, Beverly Hills, CA 900212
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number, Including Area Code:  (310) 278-3108

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.01

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year:  $10,500

The aggregate market value of voting stock held by non-affiliates as of March 12, 2004: $9,262,120

As of March 30, 2004, the Registrant had outstanding 15,741,250 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
Page


Part I

1. Description of Business

2. Description of Property

3. Legal Proceedings

4. Submission of Matters to a Vote of Security Holders


Part II

5.       Market for Common Equity and Related Stockholder Matters

6.       Management's Discussion and Analysis or Plan of Operation

7.       Financial Statements

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8A.      Controls and Procedures

Part III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

10.      Executive Compensation

11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters

12. Certain Relationships and Related Transactions

13. Exhibits and Reports on Form 8-K

14. Principal Accountant Fees and Services


Signatures

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

General

Vital Health Technologies, Inc. ("Vital Health" or "Company") was incorporated in the State of Minnesota on April 11, 1960 under the name of Cherne Test Ball, Inc. Starting in December of 1961 through May of 1992; the Company effectuated several name changes: Cherne Industrial, Inc.; Cherne Enterprises, Inc.; Cherne Medical, Inc.; and Vital Heart Systems, Inc. In 1984, the Company began research into the science of the electrophysiology of coronary artery disease. As a result, the Company began selling off its non-medical activities and focusing on providing effective technologies and resources to promote heart disease detection and prevention. In 1991, the Company obtained financing to begin the commercialization of a product that utilized electrophysiology to detect heart disease. However, due to numerous factors, the Company ceased a majority of its operations in November of 1993. On January 1, 1994, the Company reentered the development stage with limited operations, and in 1996 the Company ceased all operations. In 1998, the Company was again revived. On September 26, 2000 the Company changed its name to Vital Health Technologies, Inc. and developed a new prototype version of the heart disease detection technology that plugs into a standard laptop computer. In 2002 the Company began a search to seek merger/acquisition opportunities and on March 10, 2003 the Company entered into a merger agreement with Caribbean Health Resorts, Inc., a Nevada corporation formed in 1997 with headquarters in Beverly Hills, California.

The merger between Vital Health Technologies, Inc. and Caribbean Health Resorts, Inc. calls for the shareholders to receive 8,109,291 shares of Vital Health Technologies common stock in exchange for the stock they currently hold in Caribbean Health Resorts. The agreement also includes changing the name of the Company to Caribbean Health Resorts, Inc. and the headquarters to be moved to Beverly Hills, California. The current directors of Vital Health Technologies have resigned effectively March 18, 2003.

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

Caribbean American Health Resorts, Inc. is a development stage company formed to develop, own and operate health and longevity facilities ("resorts") in the Caribbean. The first project will be on the island of Barbados. This "beach front" resort is intended to provide five star luxury accommodations and services for reconstructive surgery, detoxification and rehabilitation programs, spa and weight reduction programs, corporate wellness and a series of holistic health and longevity programs to promote and maintain a healthy mind and body. The resort will also offer tennis courts, mineral pools, and a full range of services such as body wraps, traditional massages and special services.

Caribbean American Health Resorts, Inc ("VITAL HEALTH") intends to be a leader in providing premium spa treatments and reconstructive/elective surgical services ("Health Services") to wealthy individuals in a luxury vacation destination setting. VITAL HEALTH also intends to be a leader in providing luxury condominiums in the Caribbean to a targeted clientele in [North America and Europe]. Our Health Services will be offered through our planned world-class health and longevity facilities ("resorts") in the Caribbean. We believe that our planned world-class resorts in the Caribbean combined with the talent of leading surgeons and physicians from major cities in the United States will create a compelling value proposition for athletes, musicians, actors, entertainment artists and business executives seeking to escape from stress or fatigue or those seeking an ideal environment conducive to rapid recuperation after constructive/elective surgical procedures. Our condominium offerings will capitalize on the strong demand for retirement homes generated by the significant population of returning Caribbean nationals from North America and Europe.

Our first resort and condominium complex will be developed on beachfront property on the island of Barbados, and will be situated in the upscale Hastings region. The Hastings region is located on the southern end of the island of Barbados, and it is a famous tourist destination that is located within very close proximity to the airport and seaport on the island. The resort and our planned 88 unit condominium complex will be bordered by the beautiful Caribbean Sea with its white sand beaches and situated adjacent to other upscale properties that include several newly constructed resort properties and condominium complexes. VITAL HEALTH believes that the imbalance between the strong demand for homes generated by these returning nationals and the scarce supply of land on the island of Barbados create a very attractive market for our condominiums.

Our resort will provide five star luxury accommodations and services for reconstructive and elective surgery, detoxification and rehabilitation programs, spa and weight reduction programs, corporate wellness and a series of holistic health and longevity programs to promote and maintain a healthy mind and body. The resort will also offer tennis courts, mineral pools, and a full range of services such as body wraps, traditional massages and special services. Our proposed health resort is designed to attract a selected market segment from a defined Californian market as well as the top 1% percent of global wage earners. Our marketing strategy will specifically target entertainers and business executives in the Californian, European and Asian markets.

The island of Barbados enjoys an excellent climate with temperatures of 66 to 85 degrees all year round. The island is serviced by all the major airlines from North America and Europe and is frequented by many jet setters. We believe this targeted Health Services clientele will value the opportunity to be served in a location away from the discerning eyes of the media.

The island's tourism industry is widely regarded as the primary catalyst to future economic growth. The Government of Barbados has a long history of being very accommodating to investment in the tourism industry and is very open to creating alliances with strategic partners to generate and protect employment in this industry. As such, we believe that environment would enable VITAL HEALTH to benefit from joint marketing opportunities with the Barbados Tourism Authority.

Governmental Regulation

The operation of a Health Resort on the island of Barbados is subject several government regulations including specific licensing requirements for the doctors and surgeons as outlined by the Barbados Medical Council and the Barbados Board Of Tourism. Furthermore, the construction of the condominium must also follow certain guidelines in order to qualify under the various condominiums Acts. The Barbados Medical Council has already approved our physicians for licensing. It is our intention to comply fully with all of the requirements for the operation and building of Caribbean American Health Resorts (Vital Health) facilities.

Competition

There are hundred of health spas and resorts worldwide. They all have special programs and atmosphere. However, the greatest competitors will be the facilities located in the United States of America, which is the primary the target market. Palms Springs, California boasts a number of private spas with social menus and programs for the most discerning clientele. Caribbean American Health Resorts (Vital Health) intends to offer a more specialized service to the industry. The service will include most of those services offered by the competitors. The CAHR focus will be concentrated on a more medically equipped facility with emphasis on reconstructive surgery and elective surgery, detox programs and corporate wellness, totally carried by specialists and advanced trained professionals in the particular discipline. Furthermore, the location on the island of Barbados in the Caribbean sets us apart from the competition..

Employees

Vital Health has two full-time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

Company leases approximately 500 square feet of office space in Beverly Hills, California, paying $1800.00 per month on a month-to month basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report on Form 10-KSB.



                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Vital Health common stock trades on the OTC Bulletin Board under the ticker symbol CAHR.OB. Previously, the stock was quoted under the symbol VHLT. The trading volume has been low and there is no assurance that trading volume will improve in the future. Even if trading volume should improve, there is no way of determining what the market price may be at any future time.

The following table shows the range of closing bid prices for the company's Common Stock in the over-the-counter market for the calendar quarters indicated. The quotations represent prices in the over-the- counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. [Internet Yahoo Finance]

                         BID PRICES
                       High       Low
2003
First Quarter
Second Quarter         5.50      2.50
Third Quarter          3.50      1.75
Fourth Quarter         2.00      1.25

2002
First Quarter
Second Quarter
Third Quarter
Fourth Quarter

The stock did not trade in the year 2002 and in the first quarter of 2003 but remained at 0.55

At December 31, 2003 there were approximately 939 holders of record of the Company's 4,334,269 issued and outstanding shares of common stock, $0.01 par value. The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Convertible Promissory Notes

On May 8, 2002 the Company paid off a 10% - $15,000 note due Aurora Capital Management that was issued January 30, 2001. The total amount including interest was $16,915. On March 12, 2003 the funds became available to pay off the 7 promissory notes due to 5 individuals in the amount of $111,673. There are no outstanding notes to be paid.

Vital Health Technologies, Inc. 2002 Employee Stock Option Plan

On March 5, 2002 the board of directors of Vital Health approved and adopted the Vital Health Technologies, Inc. 2002 Employee Stock Option Plan in order to retain the services of key management and consultants. Simultaneous with the approval of the plan the Company filed an appropriate Form S-8 registration with the U.S. Securities and Exchange Commission to register the shares. The 5,000 shares of common stock issued to each of the two directors and 300,000 shares of common stock issued to William Kieger for consulting services were issued as part of the plan and Form S-8 registration.

Agreement with Focus Tech Investments, Inc.

On January 30, 2002 the Company entered into an agreement with Texas finance and consulting firm Focus Tech Investments, Inc. (FTI) whereas FTI will provide from time to time financing in order for the Company to meet its ongoing financial responsibilities to vendors who provide legal, accounting, transfer agent services, storage space and other miscellaneous services. FTI provided a $5,000 loan in conjunction with signing the agreement and had provided loans totaling $10,000 prior to the agreement. FTI identified and introduced merger candidates qualified to merge with Vital Health. Caribbean Health Resorts, Inc. was introduced to the Company by FTI and was compensated with 150,000 shares of common stock as compensation for the services provided.
Merger with Caribbean American Health Resorts, Inc.

On March 10, 2003 the Company entered into a merger agreement with Caribbean American Health Resorts, Inc. (VITAL HEALTH). The agreement calls for Vital Health to issue to stockholders of VITAL HEALTH 8,109,291 restricted shares in exchange for 100% of the outstanding shares of stock of VITAL HEALTH that the VITAL HEALTH stockholders own. Subsequent to the closing of the transaction certain Vital Health shareholders have agreed to sell 1,640,709 shares to certain stockholders of VITAL HEALTH.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS STRATEGY

VITAL Health's objective is to maximize its profitability by providing high quality Spa treatment and elective/reconstructive surgical services as well as by providing luxurious condominium units to its targeted customer base. The Company is a development stage company. The key elements of our strategy are:

o    Establish a World-Class Health Resort

     VITAL HEALTH is engaged in active discussions to identify surgical and recuperation facilities on the island of Barbados for the resort intended to cater to the spa treatment, constructive/elective surgical and other alternative medical needs of athletes, musicians, actors, entertainment artists and business executives through out the world. We will combine the ideal climate on the island of Barbados with the expertise of leading surgeons and physicians from the United States to deliver high quality health services to these targeted clients in the comfort of a luxury resort. The Barbados Medical Council has recently approved the license for the surgeons to operate on the island. Our resort will provide and environment that is very conducive to rapid recuperation after reconstructive/elective surgical procedures. We believe that we will be in a strong position to capitalize on opportunities in this growing market.

o    Develop well-designed Luxury Condominiums for Targeted Premium Customers

     VITAL Health's condominiums will be developed in the heart of Barbados' most famous hotel strip, recently renamed the "Golden Mile." This location is in the Hastings region, which is situated along the south coast of Barbados, only 20 minutes from The Grantley Adams International Airport and 10 minutes from Bridgetown, the capital city. Golf courses and scuba diving as well as the Queen Elizabeth Hospital are within minutes. This ideal location boasts easy access to many of the trendy shops and boutiques in the area. Our condominiums will be located directly on the beautiful beach of the Caribbean Sea and the Atlantic Ocean. The visual style of the condominium complex will embrace a modern, distinctive architecture style. Our goal in creating a sophisticated environment was to ensure that it was also highly spirited and lively. As previously disclose by Vital Health on Form 8-K, Vital Health has entered an agreement to purchase the beachfront property. This agreement is expected to be closed by the end of the second quarter of 2004.

o    Market Our Products and Services Aggressively to Target Customers

     VITAL HEALTH will market its health services aggressively to business executive, sports and entertainment clients worldwide. We will position VITAL HEALTH as a world-class health and longevity resort with a private, secure and relaxed environment in which clients can escape from stress and fatigue as well as recuperate quickly after reconstructive/elective surgical procedures. We will also highlight the attractiveness of our location on the island of Barbados, where temperatures range typically from 66 to 85 degrees, as an extremely desirable vacation destination year around. Our marketing strategy will focus on patient/client recruitment through referrals from doctors/specialists and hospitals. We will market stress reduction programs to executives from major corporations. Additionally, we will offer special programs in conjunction with vacation packages to accommodate family oriented clients. We believe that this marketing strategy will establish the VITAL HEALTH brand and generate significant demand for our health services.

     VITAL HEALTH will market its condominiums primarily to Barbadian returning nationals throughout North America and Europe. There is a strong trend of reverse migration taking place throughout the Caribbean. Many Caribbean natives who have migrated in the past to major cities in North America and Europe are returning to their native countries to spend their retirement years. This trend is especially pronounced on the island of Barbados, where there is excellent climate all year and a long history of political and economic stability. This trend has stimulated the demand for homes on this Caribbean island with a landmass of only 166 square miles. This has lead to a shortage of land for home development. We believe that these structural conditions in Barbados' housing market, combined with the desire of many returning nationals to live in gated communities, has created and enormous opportunity for the sale of condominiums and would enable us to achieve our anticipated pricing goals. VITAL HEALTH has actively tested this market and intends to market the properties aggressively to these individuals. We will utilize a combination of direct marketing, media presentation and trade fairs to reach this audience and capitalize on the significant revenue opportunity.

o    Implement a Discipline Financial Strategy

     VITAL Health's financial strategy will be focused on maximizing profitability and minimizing financial risks. To this end, we will focus on achieving the right balance between equity and debt in our capital structure to ensure that VITAL HEALTH maintains adequate financial flexibility to adjust successfully to changes in the market place. We believe that a disciplined financial approach will also enable us to capitalize on opportunistic expansion opportunities throughout the Caribbean.

o    Capitalize on Strategic Business Alliances

     The development of resort facilities in the Caribbean creates substantial benefits for the economy of the Caribbean region. VITAL HEALTH intends to develop several strategic relationships (political and economic) with the government and business leaders of the region. The strategic relationships will focus on joint marketing and promotions initiatives to increase the tourism traffic to the region as well as establishing VITAL Health's resort facilities as highly desirable attractions of this paradise region. VITAL HEALTH will also develop a business relationship with the movie/entertainment industry, as these industries have a need to utilize such facilities to service the needs of their actors and personnel

Liquidity

The company expects that its cash and the cash generated from operations will be insufficient to meet its operating cash needs. The revenue in 2003 came from the licensing fees for the doctors. Even though it is expected that these fees will increase, the company will continue to rely on Mr. Martin for working capital support for the company. The company will attempt to raise capital for its acquisitions and development through a private placement or rights offering of the company's common stock. There can be no assurance that the company will be able to raise the required amount of capital to successfully complete its plan.

Off-Balance Sheet Arrangements

None


Forward-Looking Statement Notice

This Form 10-KSB contains forward-looking statements regarding the Company and its market as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) the Company's ability to implement its business plan; (2) the Company's ability to raise funds on acceptable terms to finance its operations,
(3) the Company's ability to recruit and retain qualified officers and directors, (4) the Company's ability to sell its services to its target clientele, (5) effects of competition, (6) local and state levels of health and environmental regulation, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations. Unanticipated events are likely to occur.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As part of the share Exchange Agreement dated March 10, 2003 between Vital Health Technologies and Caribbean American Health Resorts, Inc the new directors added Beutel Accountancy Corporation as accountants and auditors. There have been no other changes in or disagreements with accountants during the last three fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Rules promulgated under the Securities Exchange Act of 1934 (the "1934 Act") as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name                  Age     Positions                            Since

Halton Martin         55      Chief Executive Officer, Director    March 2003

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors.

Halton Martin is the President, Chief Executive Officer and sole director of the Company. He has over 20 years experience in the business and financial industry. Mr. Martin served as President of The Royal Caribbean Hotel Corporation in Barbados. During that period, Mr. Martin gained extensive experience in the marketing, financial and business operations in the hospitality industry. Mr. Martin owned and operated a full line insurance agency and was General Agent for California Western States life Insurance Company in Sacramento, California. He was a licensed registered representative with the National Association of Security Dealers from 1972 to 1983 and was associated with several brokerage firms nationally. Mr. Martin has spent several years working with the young resident physicians at the Martin Luther King Hospital and Harbor General hospitals. He developed many financial programs for doctors. In 1995, Mr. Martin became the Secretary of the Board of Trustees for Quantum University. This University is a chiropractic facility with studies in the areas of alternative medicine. He also became Vice President of the Business Development for the said University. Mr. Martin has been involved in the politics of the Caribbean and took part in the general election. He has spoken at many business seminars and was a featured speaker at the CACCI Annual Conference in New York's World trade center on "Doing Business in the Caribbean". Mr. Martin is a member of the American of the Association of Governing Boards of Universities and Colleges. Mr. Martin holds a Bachelor of Science degree in Accounting and Finance from Devry University in Southern California. Mr. Martin has extensive experience in dealing with all types of investors, underwriters, physicians and industry personnel.

The Company's Board of Directors is currently composed of Mr. Martin as its sole director. Efforts are under way to recruit additional directors and management. The Company also has an unofficial advisory board, composed of primarily physicians, surgeons and related professionals, to advise the Company on matters related to its proposed business plan.

The Board of Directors has determined that the Board does not have an audit committee financial expert. While the company does not have an Audit Committee, the company's Board of Directors has determined That Mr. Martin would qualify as an audit committee financial expert as defined in Item 401(e)(2) of Regulation S-B. He is not independent pursuant to the independence Standards promulgated by the Nasdaq Stock Market. The company has selected to provide the foregoing independence disclosure with reference to the rules of the Nasdaq Stock Market.

Code of Ethics. The Company has adopted a Code of Ethics applicable to its principal executive officer and senior financial officers. This Code of Ethics is filed as an exhibit to this report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities and Exchange Act of 1934 requires the company's executive officers and directors to file initial reports of ownership and reports of changes of ownership with the SEC. Based solely on a review of the copies of such reports and written representations from the company's executives officers and directors, the Company notes that all such reports have been filed in a timely manner in 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Cash and Other Compensation

The following table shows, for fiscal year 2003, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to Halton Martin, the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                        Long Term
                                                                        Compensation
                                       Annual Compensation                Awards
                                                                        Securities
                                                                        Underlying            All Other
Name and Position              Year       Salary      Bonus (1)           Options (#)         Compensation (2)
-----------------              ----       --------    ---------    ----------------------     ----------------
Halton Martin (1)              2003        $   0         $   0                     0        $   0
 President and                 2002            -             -                     -            -
 CEO                           2001            -             -                     -            -

William Kieger(2)              2003        $   0         $   0                     0        $   0
 Former President              2002            -             -                     -            -
                               2001            -             -                     -            -

------------------------

(1) Mr. Martin was appointed an executive officer in March 2003. (2) Mr. Kieger served the functions of the Company's CEO until March 2003.

Employment Agreements

On March 5, 2002 William Kieger, the Company's former President and Director, entered into a consulting agreement in which the Company issued 300,000 shares of Vital Health Technologies common stock for his services as a liaison between the Company and evaluation sites for the Variance Cardiograph, trouble shooting and training, advise directors in maintaining accounting and business reporting, advise regarding merger/acquisition proposals and assistance in maintaining relationships with development team members, in particular engineers, physicians and regulatory professionals. The period of the agreement was for 12 months. Each of the two directors agreed to serve on the board for 5,000 shares of Vital Health Technologies common stock. William Kieger and the two directors fulfilled the requirements of their respective agreements and new management and directors are being appointed in coordination with the merger with Caribbean American Health Resorts, Inc. The above directors resigned their position in March 2003 and Mr. Martin was appointed executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 30, 2004, the number and percentage of the 15,741,250] issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, and (iii) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address
of Beneficial Owner                        Common Shares      Percent of Class
-------------------                        -------------      ----------------
Aurora Capital Holdings, LLC (1)            1,850,000              11

Halton Martin                               7,000,000              44

Royal Caribbean Hotels Limited (2)          2,735,833              17

(1) William Kieger, the Company's former President and Director, is the President of Aurora Capital Holdings, LLC. Accordingly, Mr. Kieger may be deemed to have indirect voting and investment control over the shares held by Aurora Capital Holdings. Aurora Capital Holdings has agreed to cancel the 1,850,000 as part of the merger agreement with Caribbean American Health Resorts, Inc.

(2)        Mr. Martin is a major shareholder in Royal Caribbean Hotels limited.

Equity Compensation Plan Table

The following table sets forth aggregate information regarding grants under all equity compensation plans of the Company as of December 31, 2003:

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                                    future
                                   Number of securities to                                   issuance under equity
                                              be                  Weighted-average            compensation plans
                                   issued upon exercise of        exercise price of          (excluding securities
                                     outstanding options,       outstanding options,               reflected
                                     warrants and rights         warrants and rights            in column (a))
Plan Category                                (a)                         (b)                          (c)
------------------------------- -- ------------------------- -- ---------------------- -- ----------------------------
Equity compensation plans                         0                        $0                              0
approved by security holders

Equity compensation plans not                     0                        $0                              0
approved by security holders
------------------------------- -- ------------------------- -- ---------------------- -- ----------------------------
            Total                                 0                        $0                              0

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As previously reported on a Form 8-K, on December 1, 2003, Royal Caribbean Hotels Limited ("Seller") entered into an Asset Sale Agreement ("Agreement") with Caribbean American Health Resorts (Barbados) Inc. ("Purchaser"), a wholly owned subsidiary of Vital Health Technologies, Inc. ("Registrant") regarding the sale of certain real estate properties located in Christ Church parish, Barbados ("Acquired Assets") to Purchaser in exchange for $1,000,000 (U.S.) cash and 2,500,000 shares of Registrant's restricted common stock valued at $4,000,000 (U.S.). The transaction closed on December 1, 2003. The cash portion of the purchase price was obtained by a $1,000,000 (U.S.) one year loan from Sonsai Corporation of Tortola Islands, B.V.I, to the Purchaser at a 12% simple annual interest, payable monthly, principal all due at end of the term, secured by the properties.

Halton Martin is the Chief Executive Officer and majority shareholder of the Registrant, which is the parent of Caribbean American Health Resorts (Barbados) Inc. and he is also a majority shareholder of the Seller. However, this transaction, of which the purchase price was arrived at through negotiation between the Seller and the Registrant, is deemed to be an arms length transaction supported by bona fide appraisals and valuations of the assets agreed to be sold and purchased using current market values.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

                                  Exhibit Index

SEC  Ref.         No. Title of Document
---------         ---------------------

Exhibit 3.1       Articles of Incorporation.*

Exhibit 3.2       Bylaws.*

Exhibit  4.1      Agreement and Plan of Share Exchange.**

Exhibit 10.1      2002 Stock Option Plan.***

Exhibit 10.2 Asset Sale Agreement dated as of December 1, 2003 between Royal Caribbean Hotels Limited and Registrant's subsidiary, Caribbean American Health Resorts (Barbados), Inc. ****

Exhibit 14        Code of Ethics. Filed herewith.

Exhibit 23        Consent of Accountant. Filed herewith.

Exhibit 31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer. Filed herewith.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer and Principal Financial Officer. Filed herewith.

* These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and are incorporated herein by this reference.

** These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and are incorporated herein by this reference.

*** This item was filed as an exhibit to Form S-8 filed with the SEC on March 13, 2002, and is incorporated herein by this reference.

**** This item was filed as an exhibit to Form 8-K filed with the SEC on December 15, 2003, and is incorporated herein by this reference.

(b) Reports on Form 8-K. on December 15, 2003, the Company filed a current report on Item 2 to report the entering into an agreement to purchase certain real property.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

The aggregate fees billed for professional services rendered by Callahan, Johnston & Associates, LLC and the Beutel Accountancy Corporation for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2003 and 2002 were $16,250,250 and $11,905, respectively.

Audit-Related Fees
------------------

The aggregate fees billed in fiscal years 2003 and 2002 for assurance and related services by Callahan, Johnston & Associates, LLC that were reasonably related to the performance of the audit or review of the Company's financial statements were $19,500 and $15,650, respectively. The nature of those services was Quarterly reports, due diligence related to potential merger acquisitions, and accounting consultations in connection with potential merger acquisitions.

Tax Fees

There were no other tax fees billed by the auditor

All Other Fees
--------------

No fees were billed in fiscal years 2003 and 2002 for professional services rendered by Beutel Accountancy Corporation and Callahan ,Johnston & Associates,LLC for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It is the Board's policy to pre-approve all services provided by Beutel Accountancy and Corporation and Callahan, Johnston & Associates, LLC. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.

                                SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Vital Health Technologies, Inc.

Date: April 14, 2004             By: /s/ Halton Martin
                                -------------------------------------
                                Halton Martin Martin, Chief Executive Officer (principal executive and financial officer)

                         Vital Health Technologies, Inc.
                          (A Development Stage Company)
                                 FINANCIAL AUDIT
                               FOR THE YEAR ENDED
                                December 31, 2003









                                  PREPARED BY:
                         Beutel Accountancy Corporation
                          Certified Public Accountants
                         30423 Canwood Street, Suite 112
                             Agoura Hills, CA 91301

                                     BEUTEL
                             ACCOUNTANCY CORPORATION
--------------------------------------------------------------------------------
        30423 Canwood St. #112, Agoura Hills, CA 91301 BeutelCPA@aol.com
                    Phone (818) 706-8925 o Fax (818) 706-8926


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Vital Health Technologies, Inc.
Beverly Hills, CA

We have audited the accompanying balance sheet of Vital Health Technologies, Inc. as of December 31, 2003 and the related statement of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Health Technologies, Inc. as of December 31, 2003 and the results of their operations and its cash flow for the year then ended in accordance with generally accepted accounting principles.

The financial statements of Vital Health Technologies, Inc. for the year ended December 31, 2002 was audited by other independent accountants whose report dated March 28, 2003 expressed an unqualified opinion on those statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $211,408 during the year ended December 31, 2003, and a net loss of $572,845 from reentrance to development stage until December 31, 2003. The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Agoura Hills, CA
March 29, 2004

                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            December 31,            December 31,
                                      ASSETS                                    2003                     2002
                                      ------
                                                                        --------------------       ----------------

Current assets:
     Cash                                                                       $   969,592           $     11,019
     Prepaid expenses                                                                     -                    235
     Accounts receivable                                                             93,001                      -
                                                                        --------------------       ----------------
         Total current assets                                                     1,062,593                 11,254

Other assets:                                                                        16,663                      -
                                                                        --------------------       ----------------

         Total assets                                                           $ 1,079,256           $     11,254
                                                                        ====================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                      $    19,362           $     16,105
     Note payable (Note 3)                                                          420,013                 97,500
                                                                        --------------------       ----------------

         Total current liabilities                                                  439,376                113,605

Long term liabilities
     Note payable (Note 3)                                                        1,000,000                      -

         Total Liabilities                                                        1,439,376                113,605
                                                                        --------------------       ----------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                      -                      -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 4,334,269 in 2003 and
         3,741,250 in 2002                                                           43,342                 37,413
     Paid-in capital                                                             11,969,681             12,125,310
     Subscription recevable                                                          (6,660)              (110,000)
     Accumulated deficit                                                        (11,793,637)           (11,793,637)
     Deficit accumulated during the development stage                              (572,845)              (361,437)
                                                                        --------------------       ----------------

         Total stockholders' equity                                                (360,119)              (102,351)
                                                                        --------------------       ----------------

         Total liabilities and stockholders' equity                             $ 1,079,256           $     11,254
                                                                        ====================       ================


              See accompanying notes to the financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                           Year Ended                                Reentrance to development
                                          December 31,                                      stage to
                                                2003              2002                  December 31, 2003
                                           ---------------    --------------         -------------------------

Revenues                                       $   10,500        $        -                  $  106,861

Cost of sales                                           -                 -                         (38)

General and administrative expenses              (164,796)          (64,081)                   (947,723)

Interest expense                                  (57,123)          (10,169)                   (159,266)

Other income (expense)                                 10                 -                      (7,394)

Debt forgiveness                                                          -                     435,243

Income tax expense                                      -                 -                        (529)
                                           ---------------    --------------               -------------

Net incTotallother income                        (211,408)          (74,250)                   (572,845)

Other comprehensive income                              -                 -                           -
                                           ---------------    --------------               -------------

Comprehensive income (loss)                    $ (211,408)       $  (74,250)                 $ (572,845)
                                           ===============    ==============               =============



Basic earnings (loss) per share                   $ (0.05)       $    (0.02)                 $    (0.13)
                                           ===============    ==============               =============

Weighted average number of shares
    outstanding                                 4,334,269         2,974,836                   4,334,269
                                           ===============    ==============               =============



              See accompanying notes to the financial statements.


                                           VITAL HEALTH TECHNOLOGIES, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  PERIOD FROM REENTRANCE INTO DEVELOPMENT STAGE (JANUARY 1, 1994) TO DECEMBER 31, 2003

                                                                                                                       Accumulated
                                           Common Stock                                                                 Deficit
                                    ---------------------------                                                          During
                                        Number                   Paid-In    Subscriptions  Accumulated   Development   Stockholders'
                                      of Shares     Amount       Capital     Receivable      Deficit        Stage        Equity
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances, January 1, 1994               41,900  $        419  $ 11,779,532  $         --  $(13,896,096) $         --  $ (2,116,145)
Issuance of common stock in 1994           553             6        14,994                                                  15,000
Net Income (loss) 1994                                                                --         5,503       (89,747)      (84,244)
Net Income (loss) 1995                                                                --       (62,874)      (62,874)
Net Income (loss) 1996                                                                --       (71,513)      (71,513)
Net Income (loss) 1997                                                                --                     (70,000)      (70,000)
Net Income (loss) 1998                                                                --       488,491       264,570       753,061
Net Income (loss) 1999                                                                       1,300,012       (50,612)    1,249,400
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
 Balances, Dece,ber 31, 1999            42,453           425    11,794,526            --   (12,102,090)      (80,176)     (387,315)

Issuance of common stock and                                                                                                    --
 warrents in settlement of debt
 in September 2000                         181             2           234                                                     236

Exercise of warrant in 2000              1,451            14           712                                                     726
Issuance of common stock and
 warrents for services in

 September 2000                            275             3           534                                                     537

Issuance of common stock in
 settlement of debt October 2000        40,099           401        19,649                                                  20,050

Issuance of warrants for services          925           925

Issuance of common stock as part
of asset purchase agreement            200,000         2,000        29,648                                                  31,648

Net income (loss) 2000                                                                         308,453        40,521       348,974
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Balances December 31, 2000         284,459         2,845    11,846,228            --   (11,793,637)      (39,655)       15,781

Contributed capital from donated
 services                                                          120,000                                                 120,000

Issuance of warrants for services                                      550                                                     550

Net income (loss) 2001                                                                                      (247,532)     (247,532)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
    Balances December 31, 2001         284,459         2,845    11,966,778            --   (11,793,637)     (287,187)     (111,201)

Contributed capital from donated
 services                                                           10,000                                                  10,000

Issuance of common stock for
 services at $.01 per share in
 January 2002                        2,310,000        23,100                                                                23,100

Issuance of common stock at $.14
 per share in April 2002 (2)         1,146,250        11,463       148,537      (110,000)                                   50,000

Fractional shares                          541             5            (5)                                                     --

Net income (loss) 2002                                                                                       (74,250)      (74,250)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                     3,741,250        37,413    12,125,310      (110,000)  (11,793,637)     (361,437)     (102,351)

Acquisition of CAHR, Inc. for
stock                                  593,019         5,930      (155,629)                                               (149,699)

Net income (loss) 2003                                                                                      (211,408)     (211,408)
                                  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances December 31, 2003           4,334,269  $     43,343  $ 11,969,681  $   (110,000) $(11,793,637) $   (572,845) $   (463,458)
                                  ============  ============  ============  ============  ============  ============  ============

     (1) Debt forgiveness applied to accumulated deficit and or deficit accumulated during development stage based on period forgiven liabilities were initially incurred.

     (2) Initially provided for a $300,000 subscription receivable, subsequently settled for $110,000.


              See accompanying notes to the financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Years Ended                           From reentrance to
                                                                      December 31,                           development stage to
                                                                            2003               2002          December 31, 2003
                                                                      -----------------   ----------------   ----------------------
Cash flows from operating activities:
     Net income (loss)                                                  $  (211,408)       $   (74,250)       $  (572,845)

     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Debt forgiveness                                                         --                 --           (435,243)
        Indebtedness incurred for services and storage                           --                 --            400,000
        Implied compensation under SABS-T                                        --             10,000            130,000
        Stock issued for services                                                --             23,100             23,100
        Warrents issued for consulting services                                  --                 --              2,012
        Depreciation                                                             --                726              1,946
        Valuation allowance                                                      --               (726)             6,878
        Inventory                                                                --                 --                 38
        Accounts receivable                                                 (93,001)                --            (93,001)
        Organization expenses                                               (16,663)                --            (16,663)
        Prepaid expenses                                                        235               (235)                --
        Accounts payable and other current liabilities                      325,769              6,025            328,586
                                                                        -----------        -----------        -----------

              Net cash (used in) operating activities                         4,932            (35,360)          (225,192)
                                                                        -----------        -----------        -----------

Cash flows used for investing activities:

              Net cash provided by (used in) investing activities                --                 --                 --
                                                                        -----------        -----------        -----------

Cash flows from financing activities:
     Stock proceeds                                                        (149,699)            50,000            (64,811)
     Decrease (increase) in subscriptions receivable                        103,340                 --             96,680
     Issuance of convertible notes payable                                       --             10,000            167,038
     Principal payments                                                     (15,000)           (15,000)
     Increase in long term debt                                           1,000,000                 --          1,000,000
                                                                        -----------        -----------        -----------

              Net cash provided by (used in) financing activities           953,641             45,000          1,183,907
                                                                        -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                        958,573              9,640            958,715

Cash and cash equivalents at beginning of year                               11,019              1,379             10,877
                                                                        -----------        -----------        -----------

Cash and cash equivalents at end of year                                $   969,592        $    11,019        $   969,592
                                                                        ===========        ===========        ===========
Supplemental disclosure of cash flow information:

     Interest paid                                                      $    57,123        $     1,915        $    59,038
                                                                        ===========        ===========        ===========
     Income taxes paid                                                  $        --        $        --        $     1,081
                                                                        ===========        ===========        ===========


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003

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

In 1998 and 2000 the Company worked with a Minnesota venture capital firm, Aurora Capital Management, LLC (Aurora) and a Minnesota entity with compatible business operations, Vital Health Technologies, LLC (VHT-LLC) in an effort to revitalize the Company (see Notes 2 and 5). These dealings ultimately led to the acquisition of VHT-LLC's assets on December 1, 2000 (see Note 5). In 2001The company changed its direction from trying to market the variance cardiograph technology to actively seeking a merger candidate to license or purchase the variance cardiograph technology. In 2002, the company concentrated its efforts on finding a merger candidate. Some monies were raised through a stock offering, but these monies were not sufficient to revitalize the Company marketing of the variance cardiograph technology. Instead these monies were used to maintain the Company's public reporting status.

In March 2003, the Company entered into an agreement to merge with an operating company, Caribbean American Health Resorts, Inc.


Cash Equivalents
----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2003 or 2002.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


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

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


NOTE 2 - GOING CONCERN/DEVELOPMENT STAGE COMPANY (Continued)

In 2003 and 2002 the Company has been fully dependent on its stockholders and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


NOTE 3 - NOTES PAYABLE

In 2002 and 2001, the Company issued $10,000 and $102,500, respectively, in convertible notes payable maturing between January 29, 2002 and February 5, 2003. These notes are unsecured, bear interest at 10% per annum, and are convertible into common stock of the Company at the option of the note holders at a price equal to the next stock offering price.

$15,000 of these notes were repaid in May 2002. $97,500 were repaid in March
2003.

Certain note holders were also issued warrants (see Note 4).

LONG-TERM DEBT:

                                                             December 31, 2003
                                                             -----------------

Long-term debt consists of the following:

Note payable with interest payable at a
      rate a rate of 12% per annum, interest only until
      January 31, 2005 when principal is due in full                $1,000,000


Maturities of long-term debt for the years subsequent to December 31, 2003 are as follows:

                           2004            $0
                           2005     1,000,000
                                   ----------
                                   $1,000,000
                                   ==========

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Warrants

The Company has issued warrants to purchase its common stock as follows:


                                     Shares
                                     Under           Exercise
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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                      AND THE PERI OD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Other
-----

The Company is obligated to issue 300 post reverse shares to a former creditor.

NOTE 5 - OPERATING LEASE

The Company lease approximately 500 square feet of office space in Beverly Hills, California and pays approximately $1800.00 on a month to month basis.


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO DECEMBER 31, 2003


NOTE 6 - INCOME TAXES (Continued)

Differences between accounting rules and taw laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following: 2003 2002 Deferred tax assets: Net operating loss carryforwards 3,900,000 3,700,000

    Gross deferred tax asset                   3,912,500        3,701,100
                                              ----------       ----------
    Valuation allowance                       (3,915,500)      (3,701,100)

    Net deferred tax asset                          -                   -
    Deferred tax liability                          -                   -
                                              ----------       ----------
    Net deferred tax asset
      (liability)                             $     -          $        -
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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO December 31, 2003


NOTE 6 - INCOME TAXES (Continued)

The Company has carryforwards available to offset future taxable income as follows:


                                 Federal                           State
                                   NOL       Credits                NOL              Credits
                                   ---       -------                ---              -------
    2004                              -        71,100                  -                 -
    2005                         2,615,000       -                     -                 -
    2006                         1,729,000       -                     -                 -
    2007                         3,295,000       -                     -                 -
    2008                         2,939,000       -                     -                 -
    2009                            14,000       -                     -                 -
    2010                              -          -                     -                 -
    2011                             2,000       -                     -                 -
    2012                              -          -                     -                 -
    2013                            25,000       -                     -                 -
    2014                            50,000       -                     -                 -
    2015                            90,000       -                   28,000              -
    2016                           121,000       -                  121,000              -
    2017                            72,000       -                   72,000              -
    2018                           215,500       -                  215,500              -
                               -----------   ---------          -----------          --------
                               $11,167,500   $ 71,100            $  436,500          $ 10,000
                               ===========   =========          ===========          ========

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO December 31, 2003


NOTE 7 - SUPPLEMENTAL CASH FLOW DISCLOSURES

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

NOTE 8 SUBSEQUENT EVENTS

On December 1, 2003 the Company entered an agreement with Royal Carribean Hotels Ltd., to purchase ocean front property for $5,000,000. The company expects the purchase to be completed by June 30, 2004.