Form 10QSB
period 2004-03-31
VITAL HEALTH TECHNOLOGIES INC
filed 2004-05-14
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                 (310) 278-3108
                (Issuer's telephone number, including area code)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May1, 2004: 12,601,317 shares of common stock.

                         VITAL HEALTH TECHNOLOGIES, INC.


PARTI             FINANCIAL INFORMATION

Item 1.           Financial Statements

Item 2 Management Discussion and Analysis of Financial Condition and Plan Of Operation

Item 3            Controls and Procedures


PART II  OTHER INFORMATION

Item 6            Exhibits and Reports on form 8-K

Signatures

CERTIFICATION STATEMENTS

Item I            Financial statements


                                 VITAL HEALTH TECHNOLOGIES, INC
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                                     March 31,             March 31,
                                            ASSETS                                     2004                     2003
                                            ------                              --------------------       ----------------

Current assets:
     Cash                                                                              $    983,692           $    111,254
     Prepaid expenses                                                                             -                      -
     Accounts receivable                                                                     93,001                 87,077
                                                                                --------------------       ----------------
         Total current assets                                                             1,076,693                198,331

Other assets:                                                                                16,663                 16,563
                                                                                --------------------       ----------------

         Total assets                                                                  $  1,093,356           $    214,894
                                                                                ====================       ================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                             $     98,745           $     11,397
     Note payable (Note 3)                                                                  130,240                      -
                                                                                --------------------       ----------------

         Total current liabilities                                                          228,985                 11,397

Long term liabilities
     Note payable (Note 3)                                                                1,000,000                298,246

         Total Liabilities                                                                1,228,985                309,643
                                                                                --------------------       ----------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                              -                      -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 12,601,317 in 2004 and
         3,741,250 in 2003                                                                  126,013                 37,413
     Paid-in capital                                                                     12,182,673             12,080,584
     Subscription receivable                                                                 (6,660)               (15,336)
     Accumulated deficit                                                                (11,793,637)           (11,793,637)
     Deficit accumulated during the development stage                                      (644,018)              (403,773)
                                                                                --------------------       ----------------

         Total stockholders' equity                                                        (135,629)               (94,749)
                                                                                --------------------       ----------------

         Total liabilities and stockholders' equity                                    $  1,093,356           $    214,894
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




                                             VITAL HEALTH TECHNOLOGIES, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (Unaudited)

                                                       Three months ended                                 Reentrance to development
                                                           March 31,                                              stage to
                                                             2004                    2003                      March 31, 2004
                                                       ------------------      ------------------         -------------------------
Revenues                                                       $   1,000              $        -                       $   107,861

Cost of sales                                                          -                       -                               (38)

General and administrative expenses                              (42,103)                (42,336)                         (989,826)

Interest expense                                                 (30,070)                      -                          (189,336)

Other income (expense)                                                 1                       -                            (7,393)

Debt forgiveness                                                                               -                           435,243

Income tax expense                                                     -                       -                              (529)
                                                       ------------------      ------------------                  ----------------

Net incomTotalsother income                                      (71,172)                (42,336)                         (644,018)

Other comprehensive income                                             -                       -                                 -
                                                       ------------------      ------------------                  ----------------

Comprehensive income (loss)                                    $ (71,172)             $  (42,336)                      $  (644,018)
                                                       ==================      ==================                  ================



Basic earnings (loss) per share                                $   (0.01)             $    (0.01)                      $     (0.11)
                                                       ==================      ==================                  ================

Weighted average number of shares
     outstanding                                              12,601,317               3,741,250                         5,601,317
                                                       ==================      ==================                  ================


                                       See accompanying notes to the financial statements.



                                                 VITAL HEALTH TECHNOLOGIES, INC
                                                 (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                         (Unaudited)

                                                                   Three Months Ended                           From reentrance to
                                                                        March 31,                              development stage to
                                                                            2004               2003               March 31, 2004
                                                                      -----------------   ----------------    ----------------------

Cash flows from operating activities:
  Net income (loss)                                                       $ (71,172)         $ (42,336)                   $(644,018)

  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Debt forgiveness                                                             -                  -                     (435,243)
     Indebtedness incurred for services and storage                               -                  -                      400,000
     Implied compensation under SABS-T                                            -                  -                      130,000
     Stock issued for services                                                    -                  -                       23,100
     Warrents issued for consulting services                                      -                  -                        2,012
     Depreciation                                                                 -                  -                        1,946
     Valuation allowance                                                          -                  -                        6,878
     Inventory                                                                    -                  -                           38
     Accounts receivable                                                          -            (87,077)                     (93,001)
     Organization expenses                                                        -            (16,563)                     (16,663)
     Prepaid expenses                                                             -                235                            -
     Accounts payable and other current liabilities                          81,272             (4,708)                     409,858
                                                                   -----------------   ----------------               --------------

           Net cash (used in) operating activities                           10,100           (150,449)                    (215,092)
                                                                   -----------------   ----------------               --------------

Cash flows used for investing activities:
                                                                                  -                  -                            -
                                                                   -----------------   ----------------               --------------

           Net cash provided by (used in) investing activities                    -                  -                            -
                                                                   -----------------   ----------------               --------------

Cash flows from financing activities:
  Stock proceeds                                                              4,000            (44,726)                     (60,811)
  Decrease (increase) in subscriptions receivable                                               94,664                       96,680
  Issuance of convertible notes payable                                           -                  -                      167,038
  Principal payments                                                              -                  -                      (15,000)
  Increase in long term debt                                                                   200,746                    1,000,000
                                                                   -----------------   ----------------               --------------

           Net cash provided by (used in) financing activities                4,000            250,684                    1,187,907
                                                                   -----------------   ----------------               --------------

Net increase (decrease) in cash and cash equivalents                         14,100            100,235                      972,815

Cash and cash equivalents at beginning of year                              969,592             11,019                       10,877
                                                                   -----------------   ----------------               --------------

Cash and cash equivalents at end of year                                  $ 983,692          $ 111,254                    $ 983,692
                                                                   =================   ================               ==============

Supplemental disclosure of cash flow information:

  Interest paid                                                               $ 70                $ -                     $ 59,038
                                                                   =================   ================               ==============

  Income taxes paid                                                            $ -                $ -                      $ 1,081
                                                                   =================   ================               ==============



                                       See accompanying notes to the financial statements.



                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

LONG-TERM DEBT:

                                 March 31, 2004

Long-term debt consists of the following:

Note payable with interest payable at a rate a rate of 12% per annum, interest only until January 31, 2005 when principal is due in full $1,000,000


Maturities of long-term debt for the years subsequent to March 31, 2004 are as follows:

              2004                 $        0
              2005                  1,000,000
                                   $1,000,000


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                      AND THE PERI OD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO MARCH 31, 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                     (JANUARY 1, 1994) TO MARCH 31, 2004


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
                               ===========   =========          ===========          ========

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2004
                       AND THE PERIOD FROM REENTRANCE INTO
                                DEVELOPMENT STAGE
                       (JANUARY 1, 1994) TO MARCH 31, 2004


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

In March 2003, the Company executed and entered into a Share Exchange Agreement (the "Exchange Agreement"), with Caribbean American Health Resorts, Inc. Pursuant to the Exchange Agreement, on the closing date, the Company will acquire all of the issued and outstanding equity interests of Caribbean American Health Resorts, Inc. As consideration for the shares Caribbean American Health Resorts, Inc, the Company will issue 8,109,709 shares of its common stock to the shareholders of Caribbean American Health Resorts, Inc. Subsequent to the closing of this transaction, and a concurrent transaction whereby certain shareholders of the Company are selling 1,640,709 common shares, the remaining stockholders of the Company shall retain 250,000 shares, or 2 1/2% of the issued and outstanding common stock of the Company on an anti-dilutive basis (only for 90 days after the closing). As part of this transaction, certain existing shareholders of the Company shall form a separate entity for the sole purpose of purchasing the heart screening technology of the Company in exchange for returning to the Company 1,850,000 shares of Company common stock presently held by such shareholders.

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

The company's stock currently trades on the NASD's Bulletin Board Exchange under the ticker symbol CAHR.OB

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statement Notice

This Form 10-QSB contains forward-looking statements regarding the Company and its market as defined in section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties, including (1) the Company's ability to implement its business plan; (2) the Company's ability to raise funds on acceptable terms to finance its operations,
(3) the Company's ability to recruit and retain qualified officers and directors, (4) the Company's ability to sell its services to its target clientele, (5) effects of competition, (6) local and state levels of health and environmental regulation, and other factors disclosed below and throughout this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, including the discussion set forth below and in the Company's other reports filed with the Securities and Exchange Commission from time to time that attempt to advise interested parties of the risks and factors that may affect the Company's business and results of operations. Unanticipated events are likely to occur.

BUSINESS STRATEGY

VITAL Health/CAHR's objective is to maximize its profitability by providing high quality Spa treatment and elective/reconstructive surgical services as well as by providing luxurious condominium units to its targeted customer base. The Company is a development stage company. The key elements of our strategy are:

-   Establish a World-Class Health Resort

VITAL HEALTH/CAHR'S is engaged in active discussions to identify surgical and recuperation facilities on the island of Barbados for the resort intended to cater to the spa treatment, constructive/elective surgical and other alternative medical needs of athletes, musicians, actors, entertainment artists and business executives through out the world. We will combine the ideal climate on the island of Barbados with the expertise of leading surgeons and physicians from the United States to deliver high quality health services to these targeted clients in the comfort of a luxury resort. The Barbados Medical Council has recently approved the license for the surgeons to operate on the island. Our resort will provide and environment that is very conducive to rapid recuperation after reconstructive/elective surgical procedures. We believe that we will be in a strong position to capitalize on opportunities in this growing market.

-   Develop well-designed Luxury Condominiums for Targeted Premium Customers

VITAL Health/CAHR's condominiums will be developed in the heart of Barbados' most famous hotel strip, recently renamed the "Golden Mile." This location is in the Hastings region, which is situated along the south coast of Barbados, only 20 minutes from The Grantley Adams International Airport and 10 minutes from Bridgetown, the capital city. Golf courses and scuba diving as well as the Queen Elizabeth Hospital are within minutes. This ideal location boasts easy access to many of the trendy shops and boutiques in the area. Our condominiums will be located directly on the beautiful beach of the Caribbean Sea and the Atlantic Ocean. The visual style of the condominium complex will embrace a modern, distinctive architecture style. Our goal in creating a sophisticated environment was to ensure that it was also highly spirited and lively. As previously disclose by Vital Health on Form 8-K, Vital Health has entered an agreement to purchase the beachfront property. This agreement is expected to be closed by the end of the second quarter of 2004.

-   Market Our Products and Services Aggressively to Target Customers

VITAL HEALTH/CAHR will market its health services aggressively to business executive, sports and entertainment clients worldwide. We will position VITAL HEALTH as a world-class health and longevity resort with a private, secure and relaxed environment in which clients can escape from stress and fatigue as well as recuperate quickly after reconstructive/elective surgical procedures. We will also highlight the attractiveness of our location on the island of Barbados, where temperatures range typically from 66 to 85 degrees, as an extremely desirable vacation destination year around. Our marketing strategy will focus on patient/client recruitment through referrals from doctors/specialists and hospitals. We will market stress reduction programs to executives from major corporations.

Additionally, we will offer special programs in conjunction with vacation packages to accommodate family oriented clients. We believe that this marketing strategy will establish the VITAL HEALTH/CAHR brand and generate significant demand for our health services.

VITAL HEALTH/CAHR will market its condominiums primarily to Barbadians returning nationals throughout North America and Europe. There is a strong trend of reverse migration taking place throughout the Caribbean. Many Caribbean natives who have migrated in the past to major cities in North America and Europe are returning to their native countries to spend their retirement years. This trend is especially pronounced on the island of Barbados, where there is excellent climate all year and a long history of political and economic stability. This trend has stimulated the demand for homes on this Caribbean island with a landmass of only 166 square miles. This has lead to a shortage of land for home development. We believe that these structural conditions in Barbados' housing market, combined with the desire of many returning nationals to live in gated communities, has created and enormous opportunity for the sale of condominiums and would enable us to achieve our anticipated pricing goals. VITAL HEALTH/CAHR has actively tested this market and intends to market the properties aggressively to these individuals. We will utilize a combination of direct marketing, media presentation and trade fairs to reach this audience and capitalize on the significant revenue opportunity.

-   Implement a Discipline Financial Strategy

VITAL Health/CAHR's financial strategy will be focused on maximizing profitability and minimizing financial risks. To this end, we will focus on achieving the right balance between equity and debt in our capital structure to ensure that VITAL HEALTH/CAHR maintains adequate financial flexibility to adjust successfully to changes in the market place. We believe that a disciplined financial approach will also enable us to capitalize on opportunistic expansion opportunities throughout the Caribbean.

-   Capitalize on Strategic Business Alliances

The development of resort facilities in the Caribbean creates substantial benefits for the economy of the Caribbean region. VITAL HEALTH/CAHR intends to develop several strategic relationships (political and economic) with the government and business leaders of the region. The strategic relationships will focus on joint marketing and promotions initiatives to increase the tourism traffic to the region as well as establishing VITAL Health'/CAHR's resort facilities as highly desirable attractions of this paradise region. VITAL HEALTH/CAHR will also develop a business relationship with the movie and entertainment industry, as these industries have a need to utilize such facilities to service the needs of their actors and personnel.

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

Three Months Ended March 31, 2004 and March 31, 2003

The company generated $1,000 for three months ended March 31, 2004 as compared to $0 revenue for the same period March 2003. Cost of Sales for the three months ended March 31, 2004 and 2003 were $0 and $0 respectively.

General and Administrative expenses for the three months ended March 31, 2004 were $43,103 as compared to $42,336 in the same period of 2003.

The company had interest expense in the amount of $30,070 for the three months ended March 31, 2004 as compared to the interest expense of $0 for the three months ended March 31 2003. This interest expenses related to the long term debt of $ 1,000,000 borrowed.

As result of the foregoing, the company realized a net loss of $71,172 for the three months ended March 31, 2004 as compared to a net loss of $42,336 for the same period 2002.

Off-Balance Sheet Arrangements

None.

Plan for the next 12 months

The management of the company plans for the next 12 months are to continue to handle administrative and reporting requirements of a public company. The Company also plans to acquire beachfront hotel properties on the island of Barbados. It has entered an agreement in principle with Royal Caribbean Hotels for the purchase of approximately 21/2 acres of beachfront property at Hastings, Christ Church, Barbados. It is now expected that the purchase agreement for acquisition of property will be completed by June 31; 2004.The Company was granted permission form the Medical Council of Barbados allowing the physicians and surgeons to perform services on the island of Barbados. The doctors are expected to begin the performance of such services before the end of the year.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934 (the "1934 Act") as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

During the first quarter of fiscal 2004, the Company did not repurchase any of its equity securities.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits required by Item 601 of Regulation S-B

Exhibit   3.1       Articles of Incorporation.*

Exhibit   3.2       Bylaws.*

Exhibit   4.1       Agreement and Plan of Share Exchange.**

Exhibit  14         Code of Ethics.***

Exhibit  31.1       Certification pursuant to Section 302 of Sarbanes Oxley
                    Act of 2002

Exhibit  32.1       Certification pursuant to Section 906 of Sarbanes Oxley
                    Act of 2002

* These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and are incorporated herein by this reference.

** These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and are incorporated herein by this reference.

*** This item was filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and is incorporated herein by this reference.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Vital Health Technologies, Inc.

Date: May 13, 2004                             By:  /s/  Halton Martin
                                               =================================
                                               Halton Martin, Director,
                                                     Chief Financial Officer and
                                               Chief Executive Officer

EXHIBIT 31.1

CERTIFICATIONS


I, Halton Martin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vital Health Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 10, 2004


_/s/ Halton Martin
Halton Martin,
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. ss.1350 (as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002), I, the undersigned Chief Executive Officer and Chief Financial Officer of Vital Health Technologies, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 13, 2004

_/s/ Halton Martin
Halton Martin,
Chief Executive Officer and Chief Financial Officer