Form 10QSB
period 2004-06-30
VITAL HEALTH TECHNOLOGIES INC
filed 2004-08-16
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2004: 12,601,317 shares of common stock.

                         VITAL HEALTH TECHNOLOGIES, INC.


PARTI             FINANCIAL INFORMATION

Item 1.           Financial Statements

Item 2 Management Discussion and Analysis of Financial Condition and Plan Of Operation

Item 3            Controls and Procedures


PART II  OTHER INFORMATION

Item 6            Exhibits and Reports on form 8-K

Signatures

CERTIFICATION STATEMENTS

Item I            Financial statements



                                                VITAL HEALTH TECHNOLOGIES, INC
                                                (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS
                                                          (Unaudited)

                                                                                      June 30,                  December 31,
                                     ASSETS                                             2004                        2003
                                     ------                                     ---------------------       ---------------------


Current assets:
     Cash and Cash Equivalents                                                     $         972,505           $         969,562
     Prepaid expenses                                                                              -                           -
     Accounts receivable                                                                      93,001                      93,001
                                                                                ---------------------       ---------------------
         Total current assets                                                              1,065,506                   1,062,563

Other assets:                                                                                 16,663                      16,663
                                                                                ---------------------       ---------------------

         Total assets                                                              $       1,082,169           $       1,079,226
                                                                                =====================       =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                         $          89,340           $          19,362
     Notes payable                                                                           212,581                     420,013
                                                                                ---------------------       ---------------------

         Total current liabilities                                                           301,921                     439,375

Long term liabilities                                                                      1,000,000                   1,000,000

         Total Liabilities                                                                 1,301,921                   1,439,375
                                                                                ---------------------       ---------------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                               -                           -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 12,601,317 in 2004 and
         4,334,269 in 2003                                                                   126,013                      43,342
     Paid-in capital                                                                      12,182,673                  11,969,681
     Subscription receivable                                                                  (6,660)                     (6,660)
     Accumulated deficit                                                                 (11,793,637)                (11,793,637)
     Deficit accumulated during the development stage                                       (728,141)                   (572,845)
                                                                                ---------------------       ---------------------

         Total stockholders' equity                                                         (219,752)                   (360,119)
                                                                                ---------------------       ---------------------

         Total liabilities and stockholders' equity                                $       1,082,169           $       1,079,256
                                                                                =====================       =====================



                                           See accompanying notes to the financial statements.

                                                                    3


                                                 VITAL HEALTH TECHNOLOGIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENT OF OPERATIONS
                                                           (Unaudited)

                                             Three Months Ended                Six Months Ended        Reentrance to development
                                                  June 30,                          June 30,                 stage to
                                           2004             2003             2004             2003         June 30, 2004
                                        -----------      -----------      -----------      ----------- -------------------------

Revenues                                $        --      $        --      $     1,000      $        --      $   107,861

Cost of sales                                    --               --               --               --              (38)

General and administrative expenses         (54,123)         (40,596)         (96,226)         (78,368)      (1,043,949)

Interest expense                            (30,000)         (56,123)         (60,105)         (56,123)        (219,336)

Other income (expense)                           --               --                1               --           (7,393)

Debt forgiveness                                 --               --               --               --          435,243

Income tax expense                               --               --               --               --             (529)
                                        -----------      -----------      -----------      -----------      -----------

Net in Total other income                   (84,123)         (96,719)        (155,330)        (134,491)        (728,141)

Other comprehensive income                       --               --               --               --               --
                                        -----------      -----------      -----------      -----------      -----------

Comprehensive income (loss)             $   (84,123)     $   (96,719)     $  (155,330)     $  (134,491)     $  (728,141)
                                        ===========      ===========      ===========      ===========      ===========



Basic earnings (loss) per share         $     (0.02)     $     (0.03)     $     (0.03)     $     (0.04)     $     (0.13)
                                        ===========      ===========      ===========      ===========      ===========

Weighted average number of shares
     outstanding                          5,601,317        3,741,250        4,671,284        3,741,250        5,601,317
                                        ===========      ===========      ===========      ===========      ===========



                                           See accompanying notes to the financial statements.



                                              VITAL HEALTH TECHNOLOGIES, INC
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENT OF CASH FLOWS
                                                        (Unaudited)

                                                                                    Six months ended         From reentrance to
                                                                                         June 30,            development stage to
                                                                                  2004             2003          June 30, 2004
                                                                               -----------      -----------      -------------
Cash flows from operating activities:
     Net income (loss)                                                         $  (155,330)     $  (134,491)     $  (728,141)

     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Debt forgiveness                                                               --          (88,920)        (435,243)
         Indebtedness incurred for services and storage                                 --               --          400,000
         Implied compensation under SABS-T                                              --               --          130,000
         Stock issued for services                                                      --               --           23,100
         Warrents issued for consulting services                                        --               --            2,012
         Depreciation                                                                   --               --            1,946
         Valuation allowance                                                            --               --            6,878
         Inventory                                                                      --               --               38
         Accounts receivable                                                            --          (87,077)         (93,001)
         Organization expenses                                                          --          (16,663)         (16,663)
         Prepaid expenses                                                               --              235               --
         Accounts payable and other current liabilities                            154,273           29,361          482,795
                                                                               -----------      -----------      -----------

                Net cash (used in) operating activities                             (1,057)        (297,555)        (226,279)
                                                                               -----------      -----------      -----------

Cash flows used for investing activities:
                                                                                        --               --               --
                                                                               -----------      -----------      -----------

                Net cash provided by (used in) investing activities                     --               --               --
                                                                               -----------      -----------      -----------

Cash flows from financing activities:
     Stock proceeds                                                                  4,000           14,641          (60,811)
     Decrease (increase) in subscriptions receivable                                    --          103,340           96,680
     Issuance of convertible notes payable                                              --               --          167,038
     Principal payments                                                                 --          (15,000)
     Increase in long term debt                                                         --          208,441        1,000,000
                                                                               -----------      -----------      -----------

                Net cash provided by (used in) financing activities                  4,000          326,422        1,187,907
                                                                               -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                                 2,943           28,867          961,628

Cash and cash equivalents at beginning of year                                     969,562           11,019           10,877
                                                                               -----------      -----------      -----------

Cash and cash equivalents at end of year                                       $   972,505      $    39,886      $   972,505
                                                                               ===========      ===========      ===========

Supplemental disclosure of cash flow information:

     Interest paid                                                             $       105      $        --      $    56,123
                                                                               ===========      ===========      ===========

     Income taxes paid                                                         $        --      $        --      $     1,081
                                                                               ===========      ===========      ===========


                                           See accompanying notes to the financial statements.



                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2004



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

Cash Equivalents
----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2004 or 2003.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004



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

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004


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

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004


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

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004



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

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004



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

LONG-TERM DEBT:
                                                                  June 30, 2004

Long-term debt consists of the following:

Note     payable with interest payable at a rate
         of 12% per annum, interest only until
         January 31, 2005 when principal is due in full              $1,000,000


Maturities of long-term debt for the years subsequent to June 30, 2004 are as follows:


         2004    $        0
         2005     1,000,000
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

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004


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

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Other
-----

The Company is obligated to issue 300 post reverse shares to a former creditor.

NOTE 5 - OPERATING LEASE

The Company lease approximately 500 square feet of office space in Beverly Hills, California and pays approximately $1800.00 on a month to month basis.

NOTE 6 - INCOME TAXES

Income taxes benefit (expense) consisted of the following:

                                                     2004              2003
                                                     ----              ----
    Current:
      Federal                                      $    -            $    -
      State                                             -                 (355)
                                                   ------            ---------
                                                        -                 (355)
                                                   ------            ---------
   Deferred:
      Federal                                           -                 -
      State                                             -                 -
                                                   ------            ---------
                                                        -                 -
                                                   ------            ---------

   Income tax benefit (expense)                    $    -            $    (355)
                                                   ======            =========


The reconciliation between expected federal income tax rates is as follows:

                                     2002                       2001
                                     ----                       ----
                             Amount      Percent        Amount      Percent
                             ------      -------        ------      -------

Expected federal tax        $ (25,000)     (34)%       $ (57,000)   (34.0)%
State income tax, net
 of federal tax benefit        (5,000)      (7)          (11,000)    (7.0)
Valuation of net
 operating loss
 carryforwards                 30,000       41            67,645       41

                            $    -           - %       $    (355)       - %

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004



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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004

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
                               ===========         =========           ===========          ========

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 3O, 2003 AND 2004

NOTE 7 - SUPPLEMENTAL CASH FLOW DISCLOSURES Summary of non cash activity:

In 2004 the Company issued common stock with a fair value of $291,662 as a settlement of Notes payable.

NOTE 8 SUBSEQUENT EVENTS

On December 1, 2003 the Company entered an agreement with Royal Carribean Hotels Ltd., to purchase ocean front property for $5,000,000. The company expects the purchase to be completed by December 31, 2004.

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

BUSINESS STRATEGY

VITAL Health/CAHR's objective is to maximize its profitability by providing high quality Spa treatment and elective/reconstructive surgical services as well as by providing luxurious condominium units to its targeted customer base. The Company is a development stage company. The key elements of our strategy are:

-   Establish a World-Class Health Resort

VITAL HEALTH/CAHR'S is engaged in active discussions to identify surgical and recuperation facilities on the island of Barbados for the resort intended to cater to the spa treatment, constructive/elective surgical and other alternative medical needs of athletes, musicians, actors, entertainment artists and business executives through out the world. VITAL HEALTH/CAHR will combine the ideal climate on the island of Barbados with the expertise of leading surgeons and physicians from the United States to deliver high quality health services to these targeted clients in the comfort of a luxury resort. The Barbados Medical Council has recently approved the license for the surgeons to operate on the island. Our resort will provide an environment that is very conducive to rapid recuperation after reconstructive/elective surgical procedures. VITAL HEALTH/CAHR believe that it will be in a strong position to capitalize on opportunities in this growing market.

-   Develop well-designed Luxury Condominiums for Targeted Premium
Customers

VITAL Health/CAHR's condominiums will be developed in the heart of Barbados' most famous hotel strip, recently renamed the "Golden Mile." This location is in the Hastings region, which is situated along the south coast of Barbados, only 20 minutes from The Grantley Adams International Airport and 10 minutes from Bridgetown, the capital city. Golf courses and scuba diving as well as the Queen Elizabeth Hospital are within minutes. This ideal location boasts easy access to many of the trendy shops and boutiques in the area. Our condominiums will be located directly on the beautiful beach of the Caribbean Sea and the Atlantic Ocean. The visual style of the condominium complex will embrace a modern, distinctive architecture style. Our goal in creating a sophisticated environment was to ensure that it was also highly spirited and lively. As previously disclose by Vital Health on Form 8-K, Vital Health has entered an agreement to purchase the beachfront property. This agreement is expected to be closed by December 31, 2004.

-   Market Our Products and Services Aggressively to Target Customers

VITAL HEALTH/CAHR will market its health services aggressively to business executives, sports and entertainment clients worldwide. It will position VITAL HEALTH as a world-class health and longevity resort with a private, secure and relaxed environment in which clients can escape from stress and fatigue as well as recuperate quickly after reconstructive/elective surgical procedures. It will also highlight the attractiveness of our location on the island of Barbados, where temperatures range typically from 66 to 85 degrees, as an extremely desirable vacation destination year around. A marketing strategy will focus on patient/client recruitment through referrals from doctors/specialists and hospitals. It will market stress reduction programs to executives from major corporations.

Additionally, VITAL HEALTH/CAHR will offer special programs in conjunction with vacation packages to accommodate family oriented clients. It is believed that this marketing strategy will establish the VITAL HEALTH/CAHR brand and generate significant demand for the health services.

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

-   Implement a Discipline Financial Strategy

VITAL Health/CAHR's financial strategy will be focused on maximizing profitability and minimizing financial risks. To this end, it will focus on achieving the right balance between equity and debt in its capital structure to ensure that VITAL HEALTH/CAHR maintains adequate financial flexibility to adjust successfully to changes in the market place. It is believed that a disciplined financial approach will also enable VITAL HEALTH/CAHR to capitalize on opportunistic expansion opportunities throughout the Caribbean.

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

Three Months Ended June 30, 2004 and June 30, 2003

The company generated $00 for three months ended June 30, 2004 as compared to $0 revenue for the same period June 30, 2003. Cost of Sales for the three months ended June 30, 2004 and 2003 were $0 and $0 respectively.

General and Administrative expenses for the three months ended June 30, 2004 were $54,123 as compared to $40,596 in the same period of 2003.

The company had interest expense in the amount of $30,000 for the three months ended June 30, 2004 as compared to the interest expense of $56,123 for the three months ended June 30 2003. This interest expenses related to the long term debt of $ 1,000,000 borrowed.

As result of the foregoing, the company realized a net loss of $84,123 for the three months ended June 30, 2004 as compared to a net loss of $96,719 for the same period 2003.

Off-Balance Sheet Arrangements

None.

Plan for the next 12 months

The management of the company plans for the next 12 months are to continue to handle administrative and reporting requirements of a public company. The Company also plans to acquire beachfront hotel properties on the island of Barbados. It has entered an agreement in principle with Royal Caribbean Hotels for the purchase of approximately 21/2 acres of beachfront property at Hastings, Christ Church, Barbados. It is now expected that the purchase agreement for acquisition of property will be completed by December 31, 2004. The Company was granted permission form the Medical Council of Barbados allowing the physicians and surgeons to perform services on the island of Barbados. The doctors are expected to begin the performance of such services before the end of the year.

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

There have been no changes in internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                               Vital Health Technologies, Inc.

Date: August 16, 2004                          By:  /s/  Halton Martin
                                               =================================
                                               Halton Martin, Director,
                                               Chief Financial Officer and
                                               Chief Executive Officer