Form 10QSB
period 2004-09-30
VITAL HEALTH TECHNOLOGIES INC
filed 2004-11-23
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 14, 2004: 15,741,250 shares of common stock.

                         VITAL HEALTH TECHNOLOGIES, INC.


PARTI             FINANCIAL INFORMATION

Item 1            Financial Statements

Item 2 Management Discussion and Analysis of Financial Condition and Plan Of Operation

Item 3            Controls and Procedures


PART II  OTHER INFORMATION

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item 6            Exhibits and Reports on form 8-K

Signatures

CERTIFICATION STATEMENTS


                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   September 30,             December 31,
                                            ASSETS                                     2004                     2003
                                            ------
                                                                                --------------------       ----------------

Current assets:
     Cash                                                                          $        981,729           $    969,562
     Prepaid expenses                                                                             -                      -
     Accounts receivable                                                                     93,001                 93,001
                                                                                --------------------       ----------------
         Total current assets                                                             1,074,730              1,062,563

Other assets:                                                                                16,663                 16,663
                                                                                --------------------       ----------------

         Total assets                                                              $      1,091,393           $  1,079,226
                                                                                ====================       ================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                         $         52,623           $     19,362
     Notes payable                                                                          250,081                420,013
                                                                                --------------------       ----------------

         Total current liabilities                                                          302,704                439,375

Long term liabilities                                                                     1,000,000              1,000,000

         Total Liabilities                                                                1,302,704              1,439,375
                                                                                --------------------       ----------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                              -                      -
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 15,741,250 in 2004 and
         3,741,250 in 2003                                                                  157,413                 43,312
     Paid-in capital                                                                     12,024,745             11,969,681
     Subscription receivable                                                                 (6,660)                (6,660)
     Accumulated deficit                                                                (11,793,637)           (11,793,637)
     Deficit accumulated during the development stage                                      (593,172)              (572,845)
                                                                                --------------------       ----------------

         Total stockholders' equity                                                        (211,311)              (360,149)
                                                                                --------------------       ----------------

         Total liabilities and stockholders' equity                                $      1,091,393           $  1,079,226
                                                                                ====================       ================


              See accompanying notes to the financial statements.


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                   Nine Months Ended        Reentrance to development
                                              September 30,                        September 30,                  stage to
                                        2004              2003                2004             2003          September 30, 2004
                                   ---------------    --------------      ------------    -------------   -------------------------
Revenues                              $       391        $   10,500        $    1,391       $   10,500           $  106,861

Cost of sales                                   -                 -                 -                -                  (38)

General and administrative expenses       (39,895)          (33,285)         (136,121)        (111,653)            (939,039)

Interest expense                          (30,000)                -           (90,105)         (56,123)            (188,266)

Other income (expense)                          -                 -                 -                -               (7,404)

Debt forgiveness                                -                 -                 -                -              435,243

Income tax expense                              -                 -                 -                -                 (529)
                                   ---------------    --------------      ------------    -------------         ------------

Net income (loss)                         (69,504)          (22,785)         (224,835)        (157,276)            (593,172)

Other comprehensive income                      -                 -                 -                -                    -
                                   ---------------    --------------      ------------    -------------         ------------

Comprehensive income (loss)           $   (69,504)       $  (22,785)       $ (224,835)      $ (157,276)          $ (593,172)
                                   ===============    ==============      ============    =============         ============



Basic earnings (loss) per share       $     (0.01)       $    (0.01)       $    (0.02)      $    (0.04)          $    (0.06)
                                   ===============    ==============      ============    =============         ============

Weighted average number of shares
    outstanding                         9,741,250         3,741,250         9,741,250        3,741,250            9,741,250
                                   ===============    ==============      ============    =============         ============



              See accompanying notes to the financial statements.


                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                Three months ended          Nine months ended    From reentrance to
                                                                   September 30,             September 30,     development stage to
                                                               2004          2003          2004          2003    September 30, 2004
                                                            -----------   -----------   -----------   -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                        $   (69,504)  $   (22,785)  $  (224,835)  $  (157,276)  $  (593,172)

   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Debt forgiveness                                               --            --            --       (88,920)     (435,243)
      Indebtedness incurred for services and storage                 --            --            --            --       400,000
      Implied compensation under SABS-T                              --            --            --            --       130,000
      Stock issued for services                                      --            --            --            --        23,100
      Warrents issued for consulting services                        --            --            --            --         2,012
      Depreciation                                                   --            --            --            --         1,946
      Valuation allowance                                            --            --            --            --         6,878
      Inventory                                                      --            --            --            --            38
      Accounts receivable                                            --            --            --       (93,001)      (93,001)
      Organization expenses                                          --            --            --       (16,663)      (16,663)
      Prepaid expenses                                               --            --            --           235            --
      Accounts payable and other current liabilities            (17,303)       (6,914)      136,671       (11,216)      260,719
                                                            -----------   -----------   -----------   -----------   -----------

       Net cash (used in) operating activities                  (86,807)      (29,699)      (88,164)     (366,841)     (313,386)
                                                            -----------   -----------   -----------   -----------   -----------

Cash flows used for investing activities:                            --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------

       Net cash provided by (used in) investing activities           --            --            --            --            --
                                                            -----------   -----------   -----------   -----------   -----------

Cash flows from financing activities:
   Stock proceeds                                                96,331        14,641       100,331        14,641        35,520
   Decrease (increase) in subscriptions receivable                   --                          --       165,262        96,680
   Issuance of convertible notes payable                             --            --            --            --       167,038
   Principal payments                                           (15,000)
   Increase in long term debt                                        --                          --       200,747     1,000,000
                                                            -----------   -----------   -----------   -----------   -----------

       Net cash provided by (used in) financing activities       96,331        14,641       100,331       380,650     1,284,238
                                                            -----------   -----------   -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents              9,524       (15,058)       12,167        13,809       970,852

Cash and cash equivalents at beginning of year                  972,205        39,886       969,562        11,019        10,877
                                                            -----------   -----------   -----------   -----------   -----------

Cash and cash equivalents at end of year                    $   981,729   $    24,828   $   981,729   $    24,828   $   981,729
                                                            ===========   ===========   ===========   ===========   ===========

Supplemental disclosure of cash flow information:

   Interest paid                                            $    56,123   $    56,123   $    56,123   $    56,123   $    56,123
                                                            ===========   ===========   ===========   ===========   ===========

   Income taxes paid                                        $        --   $        --   $        --   $        --   $     1,081
                                                            ===========   ===========   ===========   ===========   ===========



              See accompanying notes to the financial statements.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004



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

In March 2003, the Company entered into an Agreement and Plan of Share Exchange with an operating company, Caribbean American Health Resorts, Inc.

Cash Equivalents
----------------

For purposes of reporting cash flows, cash equivalents include investment instruments purchased with a maturity of three months or less. There were no cash equivalents in 2004 or 2003.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004



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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004


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

Earnings Per Share
------------------

The Company implemented FASB 128: Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and warrants and is computed using the treasury stock method. Under the treasury stock method stock options and warrants are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period. Stock options and warrants are excluded from the EPS calculation due to their antidilutive effect.

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004



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

In March 2003, the Company executed and entered into a Share Exchange Agreement (the "Exchange Agreement"), with Caribbean American Health Resorts, Inc. Pursuant to the Exchange Agreement, on the closing date, the Company acquired all of the issued and outstanding equity interests of Caribbean American Health Resorts, Inc. As consideration for the shares Caribbean American Health Resorts, Inc, the Company issued 8,109,709 shares of its common stock to the shareholders of Caribbean American Health Resorts, Inc. Subsequent to the closing of this transaction, and a concurrent transaction whereby certain shareholders of the Company are selling 1,640,709 common shares, the remaining stockholders of the Company shall retain 250,000 shares, or 2 1/2% of the issued and outstanding common stock of the Company on an anti-dilutive basis (only for 90 days after the closing).

As part of this transaction, certain existing shareholders of the Company formed a separate entity for the sole purpose of purchasing the heart screening technology of the Company in exchange for returning to the Company 1,850,000 shares of Company common stock presently held by such shareholders. Although the Company claimed that it had already transferred the heart screening technology as contemplated by the Share Exchange Agreement and was entitled to receive the 1,850,000 shares, the shareholder claimed that the company it formed had not yet received the technology and refused to transfer its 1,850,000 shares of the Company's common stock to the Company as contemplated by the Share Exchange Agreement. On November 15, 2004, the parties entered into a Settlement Agreement pursuant to which the Company agreed to transfer the heart screening technology to the entity formed by the shareholder and the shareholder agreed to transfer 1,700,000 shares of the Company's common stock back to the Company. On the same day, the entity that purchased the heart screening technology granted a non-exclusive license to the Company to use, develop, market and sell products based on the heart screening technology.

The Company's common stock currently trades on the NASD's OTC Bulletin Board exchange under the ticker symbol CAHR.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004



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

LONG-TERM DEBT:

                                                              September 30, 2004

Long-term debt consists of the following:

Note payable with interest payable at a rate a
         rate of 12% per annum, interest only until
         January 31, 2005 when principal is due in full               $1,000,000


Maturities of long-term debt for the years subsequent to September 30, 2004 are as follows:

         2004            $0
         2005     1,000,000
                  ---------
                 $1,000,000
                 ==========

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

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Other
-----

The Company is obligated to issue 300 post reverse shares to a former creditor.

NOTE 5 - OPERATING LEASE

The Company leases approximately 500 square feet of office space in Beverly Hills, California and pays approximately $1800.00 on a month to month basis.

NOTE 6 - INCOME TAXES
Income taxes benefit (expense) consisted of the following:

                                                     2004              2003
                                                     ----              ----
    Current:
      Federal                                      $    -            $      -
      State                                             -                (355)
                                                   ------            ---------
                                                       -                 (355)
                                                   ------            ---------
   Deferred:
      Federal                                           -                   -
      State                                             -                   -
                                                   ------            ---------
                                                       -                    -
                                                   ------            ---------

   Income tax benefit (expense)                    $    -            $   (355)
                                                   ======            =========

The reconciliation between expected federal income tax rates is as follows:

                                     2003                       2002
                                     ----                       ----
                             Amount      Percent        Amount     Percent
                             ------      -------        ------     -------

Expected federal tax        $ (25,000)     (34)%       $ (57,000)   (34.0)%
State income tax, net
 of federal tax benefit        (5,000)      (7)          (11,000)    (7.0)
Valuation of net
 operating loss
 carryforwards                 30,000        41           67,645        41

                            $    -           - %       $    (355)       -%

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

NOTE 6 - INCOME TAXES (Continued)

Differences between accounting rules and taw laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                 2003           2002
                                              ----------     ----------
    Deferred tax assets:

    Net operating loss carryforwards           3,900,000      3,700,000

    Gross deferred tax asset                   3,912,500      3,701,100
                                              ----------     ----------
    Valuation allowance                       (3,915,500)    (3,701,100)

    Net deferred tax asset                          -              -
    Deferred tax liability                          -              -
                                              ----------     ----------
    Net deferred tax asset
      (liability)                             $     -        $     -
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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

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

BUSINESS STRATEGY

VITAL Health/CAHR's objective is to maximize its profitability by providing high quality Spa treatment and elective/reconstructive surgical services as well as by providing luxurious condominium units to its targeted customer base. The Company is a development stage company. The key elements of our strategy are:

-   Establish a World-Class Health Resort

VITAL HEALTH/CAHR is engaged in active discussions to identify surgical and recuperation facilities on the island of Barbados for the resort intended to cater to the spa treatment, constructive/elective surgical and other alternative medical needs of athletes, musicians, actors, entertainment artists and business executives throughout the world. VITAL HEALTH/CAHR will combine the ideal climate on the island of Barbados with the expertise of leading surgeons and physicians from the United States to deliver high quality health services to these targeted clients in the comfort of a luxury resort. The Barbados Medical Council has recently approved the license for the surgeons to operate on the island. Our resort will provide an environment that is very conducive to rapid recuperation after reconstructive/elective surgical procedures. VITAL HEALTH/CAHR believes that it will be in a strong position to capitalize on opportunities in this growing market.

-   Develop well-designed Luxury Condominiums for Targeted Premium
Customers

VITAL Health/CAHR's condominiums will be developed in the heart of Barbados' most famous hotel strip, recently renamed the "Golden Mile." This location is in the Hastings region, which is situated along the south coast of Barbados, only 20 minutes from The Grantley Adams International Airport and 10 minutes from Bridgetown, the capital city. Golf courses and scuba diving as well as the Queen Elizabeth Hospital are within minutes. This ideal location boasts easy access to many of the trendy shops and boutiques in the area. Our condominiums will be located directly on the beautiful beach of the Caribbean Sea and the Atlantic Ocean. The visual style of the condominium complex will embrace a modern, distinctive architecture style. Our goal in creating a sophisticated environment was to ensure that it was also highly spirited and lively. As previously disclosed by Vital Health on Form 8-K, Vital Health has entered an agreement to purchase the beachfront property. This agreement is expected to be closed by December 31, 2004.

-   Market Our Products and Services Aggressively to Target Customers

VITAL HEALTH/CAHR will market its health services aggressively to business executives and sports and entertainment clients worldwide. It will position VITAL HEALTH as a world-class health and longevity resort with a private, secure and relaxed environment in which clients can escape from stress and fatigue as well as recuperate quickly after reconstructive/elective surgical procedures. It will also highlight the attractiveness of our location on the island of Barbados, where temperatures range typically from 66 to 85 degrees, as an extremely desirable year-round vacation destination. A marketing strategy will focus on patient/client recruitment through referrals from doctors/specialists and hospitals. It will market stress reduction programs to executives from major corporations.

Additionally, VITAL HEALTH/CAHR will offer special programs in conjunction with vacation packages to accommodate family oriented clients. It is believed that this marketing strategy will establish the VITAL HEALTH/CAHR brand and generate significant demand for the health services.

VITAL HEALTH/CAHR will market its condominiums primarily to Barbados' returning nationals throughout North America and Europe. There is a strong trend of reverse migration taking place throughout the Caribbean. Many Caribbean natives who have migrated in the past to major cities in North America and Europe are returning to their native countries to spend their retirement years. This trend is especially pronounced on the island of Barbados, which has an excellent climate all year and a long history of political and economic stability. This trend has stimulated the demand for homes on this Caribbean island with a landmass of only 166 square miles. This has lead to a shortage of land for home development. We believe that these structural conditions in Barbados' housing market, combined with the desire of many returning nationals to live in gated communities, has created and enormous opportunity for the sale of condominiums and would enable us to achieve our anticipated pricing goals. VITAL HEALTH/CAHR has actively tested this market and intends to market the properties aggressively to these individuals. We will utilize a combination of direct marketing, media presentation and trade fairs to reach this audience and capitalize on the significant revenue opportunity.

-   Implement a Disciplined Financial Strategy

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

-   Capitalize on Strategic Business Alliances

The development of resort facilities in the Caribbean creates substantial benefits for the economy of the Caribbean region. VITAL HEALTH/CAHR intends to develop several strategic relationships (political and economic) with the government and business leaders of the region. The strategic relationships will focus on joint marketing and promotions initiatives to increase the tourism traffic to the region as well as establishing VITAL Health/CAHR's resort facilities as highly desirable attractions of this paradise region. VITAL HEALTH/CAHR will also develop a business relationship with the movie and entertainment industry, as these industries have a need to utilize such facilities to service the needs of their actors and personnel.

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

Three Months Ended September 30, 2004 and September 30, 2003

The company generated $391.00 for the three months ended September 30, 2004 as compared to $10,500 revenue for the same period ending September 30, 2003. Cost of Sales for the three months ended September 30, 2004 and 2003 were $0 and $0 respectively.

General and Administrative expenses for the three months ended September 30, 2004 were $39,895 as compared to $33,285 in the same period of 2003.

The company had interest expense in the amount of $30,000 for the three months ended September 30, 2004 as compared to the interest expense of $0 for the three months ended September 30, 2003. This interest expense relates to the long term debt of $ 1,000,000 borrowed.

As a result of the foregoing, the company realized a net loss of $69,504 for the three months ended September 30, 2004 as compared to a net loss of $22,785 for the same period in 2003.


Nine Months Ended September 30, 2004 and September 30, 2003

The company generated $1,391.00 for the nine months ended September 30, 2004 as compared to $10,500 revenue for the same period ending September 30, 2003. Cost of Sales for the nine months ended September 30, 2004 and 2003 were $0 and $0 respectively.

General and Administrative expenses for the nine months ended September 30, 2004 were $136,121 as compared to $111,653 in the same period of 2003.

The company had interest expense in the amount of $90,105 for the nine months ended September 30, 2004 as compared to the interest expense of $56,123 for the nine months ended September 30, 2003. This interest expense relates to the long term debt of $ 1,000,000 borrowed.

As a result of the foregoing, the company realized a net loss of $224,835 for the nine months ended September 30, 2004 as compared to a net loss of $157,276 for the same period in 2003.

Off-Balance Sheet Arrangements
None.


Plan for the next 12 months
The management of the company's plans for the next 12 months are to continue to handle administrative and reporting requirements of a public company. The Company also plans to acquire beachfront hotel properties on the island of Barbados. It has entered an agreement in principle with Royal Caribbean Hotels for the purchase of approximately 2.5 acres of beachfront property at Hastings, Christ Church, Barbados. It is now expected that the purchase agreement for the acquisition of property will be completed by December 31, 2004. The Company was granted permission form the Medical Council of Barbados allowing the physicians and surgeons to perform services on the island of Barbados. The doctors are expected to begin the performance of such services before the end of the year.

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

There have been no changes in internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Small Business Issuer Purchases
                of Equity Securities

During the third quarter of fiscal 2004, the Company did not repurchase any of its equity securities.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit   3.1       Articles of Incorporation.*

Exhibit   3.2       Bylaws.*

Exhibit   4.1       Agreement and Plan of Share Exchange.**

Exhibit  10.1       Settlement Agreement

Exhibit  10.2       Non-Exclusive License Agreement

Exhibit  14         Code of Ethics.***

Exhibit 31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

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

                                               Vital Health Technologies, Inc.

Date: November 22, 2004                        By:  /s/  Halton Martin
                                               =================================
                                               Halton Martin, Director,
                                               Chief Financial Officer and
                                               Chief Executive Officer