Form 10KSB
period 2004-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2005-04-15
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                          Commission File No. 000-15243

                     CARIBBEAN AMERICAN HEALTH RESORTS, INC.
           (Name of Small Business Issuer as specified in its charter)

           Minnesota                                        41-1618186
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                           Identification No.)

             9454 Wilshire Boulevard, Suite 600, Beverly Hills, CA 90212
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (310) 278-3108

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

The Registrant's revenues for its most recent fiscal year:  $5,448.

The aggregate market value of the common equity held by non-affiliates based on the average bid and asked price as of March 31, 2005 was $0.00.

As of March 31, 2005 the Registrant had outstanding 15,741,250 shares of common stock, par value $0.01.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                 Page



Part I

1.   Description of Business                                                 3

2.   Description of Property                                                 4

3.   Legal Proceedings                                                       4

4.   Submission of Matters to a Vote of Security Holders                     4


Part II

5.   Market for Common Equity, Related Stockholder Matters and               5
     Small Business Issuer Purchases of Equity Securities

6.   Management's Discussion and Analysis or Plan of Operation               6

7.   Financial Statements                                           F-1 - F-17

8.   Changes in and Disagreements with Accountants on Accounting             8
     and Financial Disclosure

8A.  Controls and Procedures                                                 8

Part III

9.   Directors and Executive Officers of the registrant.                     9

10.  Executive Compensation                                                  9

11.  Security Ownership of Certain Beneficial Owners and Management         10
     and related stockholder matters.

12.  Certain Relationships and Related Transactions                         11

13.  Exhibits                                                               11

14.  Principal Accountant Fees and Services                                 11


Signatures                                                                  12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Caribbean American Health Resorts, Inc. (the "Company") was incorporated in the State of Minnesota on April 11, 1960 under the name of Cherne Test Ball, Inc. Starting in December of 1961 the Company effectuated several name changes, most recently from Vital Health Technologies, Inc. to Caribbean American Health Resorts, Inc.

In 2002 the Company began a search to seek merger/acquisition opportunities and on March 10, 2003 the Company entered into an Agreement and Plan of Share Exchange with Caribbean American Health Resorts Inc., a Nevada corporation formed in 1997 with headquarters in Beverly Hills, California. Pursuant to this Agreement and Plan of Share Exchange, all of the outstanding shares of stock of the Nevada corporation were exchanged for shares of the Company's common stock and the Nevada corporation became a wholly-owned subsidiary of the Company. In connection with the Agreement and Plan of Share Exchange, the Company agreed to sell substantially all of its assets (including the heart disease and detection technology developed by Vital Health Technologies, Inc.) to a Minnesota corporation called General Finance and Development, Inc. This sale occurred pursuant to a settlement agreement, dated as of November 15, 2004, by and between the Company and Aurora Capital Holdings, L.L.C., a Minnesota limited liability company, in exchange for 1,700,000 shares of the Company's common stock. Upon entering into the Settlement Agreement, General Finance and Development, Inc. entered into a non-exclusive license agreement with the Company whereby the Company has the worldwide, non-exclusive right to develop, use, market and sell the heart disease and detection technology. In April 2005, the Nevada corporation was merged with and into the Company and the business of the Nevada corporation became the business of the Company.

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

The Company wants to be the global leader in providing herbal health products, premium spa treatments and reconstructive/elective surgical services ("Health Services") to wealthy individuals in a luxury vacation destination setting. The Company also wants to be the leader in providing luxury condominiums in the Caribbean to a targeted clientele in North America and Europe. The Health Services will be offered through the Company's planned world-class health and longevity facilities ("resorts") in the Caribbean. The Company believes that it can build world-class resorts in the Caribbean and combine them with the talent of leading surgeons and physicians from major cities in the United States to create a compelling value proposition for athletes, musicians, actors, entertainment artists and business executives seeking to escape from stress or fatigue or those seeking an ideal environment conducive to rapid recuperation after constructive/elective surgical procedures. The Company anticipates that the condominiums it plans to build will capitalize on the strong demand for retirement homes generated by the significant population of returning Caribbean nationals from North America and Europe.

The Company's business plan contemplates construction of a resort which will provide five star luxury accommodations and services for reconstructive and elective surgery, detoxification and rehabilitation programs, spa and weight reduction programs, corporate wellness and a series of holistic health and longevity programs to promote and maintain a healthy mind and body. The resort will also offer tennis courts, mineral pools, and a full range of services such as body wraps, traditional massages and special services. The proposed health resort is designed to attract a selected market segment from a defined Californian market as well as the top 1% percent of global wage earners. The Company's marketing strategy will specifically target entertainers and business executives in California as well as the European and Asian markets.

The island of Barbados enjoys an excellent climate with temperatures of 66 to 85 degrees all year round. The island is serviced by all the major airlines from North America and Europe and is frequented by many jet setters. Since Barbados is a playground for the rich and the famous, the Company believes this targeted Health Services clientele will value the opportunity to be served in a location away from the discerning eyes of the media.

The island's tourism industry is widely regarded as the primary catalyst to future economic growth. The Government of Barbados has a long history of being very accommodating to investment in the tourism industry and is very open to creating alliances with strategic partners to generate and protect employment in this industry. As such, the Company believes that environment would enable it to benefit from joint marketing opportunities with the Barbados Tourism Authority.

Governmental Regulation

The operation of a Health Resort on the island of Island of Barbados is subject to several government regulations including specific licensing requirements for the doctors and surgeons as outlined by the Barbados Medical council and the Barbados Board Of Tourism. The Barbados Medical Council has recently approved the license for the Company's surgeons to operate on the island.

Competition

There are hundreds of health spas and resorts worldwide. They all have special programs and atmospheres. However, the greatest competitors will be the facilities located in the United States of America which is the Company's target market. Palm Springs, California boasts a number of private spas with social menus and programs for the most discerning clientele. The Company intends to offer a more specialized service to its clientele. This service will include most of those services offered by the competitors. However, the Company's focus will be concentrated on a more medically equipped facility with emphasis on reconstructive surgery and elective surgery, detoxification programs and corporate wellness.

Employees

The Company has two full time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 500 square feet of office space in Beverly Hills, California, paying $ 1800.00 per month on a month-to month basis.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report on form 10-KSB.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock trades on the OTC Bulletin Board under the ticker symbol CAHR.OB There are currently 5 market makers for the Company's stock. The trading volume has been low due to several factors including general market conditions and limited resources for the Company to implement its business plan. With the recent acquisition agreement with Caribbean Health Resorts, Inc. and improved market conditions, the trading volume for the stock should improve; however, there is no assurance that trading volume will improve in the future. Even if trading volume market should improve, there is no way of determining what the market price may be at any future time.

The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Company's common stock, as reported by the OTC Bulletin Board. The quotations represent prices in the over-the- counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions.

                                                High           Low
                        2004
                     First Quarter              1.95           .70
                     Second quarter              .55           .43
                     Third quarter               .43           .25
                     Fourth quarter              .25           .11

                        2003
                     Second Quarter             5.50          2.50
                     Third Quarter              3.50          1.75
                     Fourth Quarter             2.00          1.25

At March 31, 2005, there were approximately 935 holders of record of the Company's issued and outstanding shares of common stock, $0.01 par value. The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends in the last two fiscal years and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Agreement with Focus Tech Investments, Inc.

On January 30, 2002 the Company entered into an agreement with a Texas finance and consulting firm called Focus Tech Investments, Inc. ("FTI") whereby FTI provided financing from time to time in order for the Company to meet its ongoing financial responsibilities to vendors who provided legal, accounting, transfer agent services, storage space and other miscellaneous services to the Company. FTI identified and introduced merger candidates qualified to merge with the Company. Caribbean Health Resorts Inc. was introduced to the Company by FTI and was compensated with 150,000 shares of unregistered common stock on March 10, 2003 as compensation for the services provided.

Merger with Caribbean American Health Resorts, Inc.

On March 10, 2003 the Company entered into an Agreement and Plan of Share Exchange with Caribbean American Health Resorts Inc. Pursuant to this agreement, the Company issued 8,109,291 shares of the Company's common stock to the stockholders of Caribbean American Health Resorts Inc. in exchange for 100% of the outstanding shares of stock of Caribbean American Health Resorts Inc.

Small Business Issuer Purchases of Equity Securities

Period                  (a) Total Number of      (b)  Average Price      (c) Total Number of    (d)  Maximum Number
                        Shares Purchased         Paid per Share          Shares Purchased as    of Shares that May
                                                                         Part of Publicly       Yet be Purchased
                                                                         Announced Plans or     Under the Plans or
                                                                         Programs               Programs
----------------------- ------------------------ ----------------------- ---------------------- ----------------------
Oct. 1 - Oct. 31, 2004             0                       0                       0                      0
----------------------- ------------------------ ----------------------- ---------------------- ----------------------
Nov. 1 - Nov. 20, 2004         1,700,000                   *                       0                      0
----------------------- ------------------------ ----------------------- ---------------------- ----------------------
Dec. 1 - Dec. 31, 2004             0                       0                       0                      0
----------------------- ------------------------ ----------------------- ---------------------- ----------------------
Total                          1,700,000                   *                       0                      0
----------------------- ------------------------ ----------------------- ---------------------- ----------------------

* These shares were repurchased by the Company from Aurora Capital Holdings, L.L.C. in a private transaction pursuant to the Settlement Agreement dated November 15, 2004. The Company transferred substantially all its assets (including the heart disease and detection technology developed by Vital Health Technologies, Inc.) to a Minnesota corporation called General Finance and Development, Inc. Upon entering into the Settlement Agreement, General Finance and Development, Inc. entered into a non-exclusive license agreement with the Company whereby the Company has the worldwide, non-exclusive right to develop, use, market and sell the heart disease and detection technology.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      BUSINESS STRATEGY

The Company's objective is to maximize its profitability by providing quality health products, high quality Spa treatment and elective/reconstructive surgical services as well as by providing luxurious condominium units to its targeted customer base. The key elements of its strategy are:

o    Establish a World-Class Health Resort


     The Company has identified prime property, on the island of Barbados, on which it intends to build a world-class health resort that will cater to the spa treatment, constructive/elective surgical and other alternative medical needs of athletes, musicians, actors, entertainment artists and business executives through out the world. It intends to combined the ideal climate on the island of Barbados with the expertise of leading surgeons and physicians from the United States to deliver high quality health services to these targeted clients in the comfort of a luxury resort. The Barbados Medical Council has recently approved the license for the surgeons to operate on the island.

o    Develop Well-Designed Luxury Condominiums for Targeted Premium Customers

     The Company intends to develop its condominiums in the heart of Barbados' most famous hotel strip, recently renamed the "Golden Mile." This location is in the Hastings region, which is situated along the south coast of Barbados, only 20 minutes from The Grantley Adams International Airport and 10 minutes from Bridgetown, the capital city. Golf courses and scuba diving as well as the Queen Elizabeth Hospital are within minutes. This ideal location boasts easy access to many of the trendy shops and boutiques in the area. The Company intends to build its condominiums directly on the beautiful beach of the Caribbean Sea and the Atlantic Ocean. The visual style of the condominium complex will embrace a modern, distinctive architecture style. The Company aims to create a sophisticated environment that is also highly spirited and lively. The Company has entered an agreement to purchase this beach front property. This agreement is awaiting a decision from the courts regarding the issuance of a clear title.

o    Market Products and Services Aggressively to Target Customers

     The Company plans to market its health services aggressively to business executives, sports and entertainment clients worldwide as well as a targeted Caribbean population. In January 2005, CAHR launched a new herbal product line. The line consists of a variety of herbal based vitamins and dietary supplements. The multi-vitamins are claimed to be manufactured from the finest pharmaceutical-grade nutrients and based on the latest scientific research.

o    Implement a Disciplined Financial Strategy

     The Company's financial strategy will be focused on maximizing profitability and minimizing financial risks. To this end, the Company will focus on achieving the right balance between equity and debt in its capital structure to ensure that the Company maintains adequate financial flexibility to adjust successfully to changes in the market place. The Company believes that a disciplined financial approach will also enable it to capitalize on opportunistic expansion opportunities throughout the Caribbean.

     Liquidity

     The company expects that its cash and cash generated from operations will be insufficient to meet its operating cash needs. The revenue in 2004 came from the licensing fees for the doctors. Even though it is expected that these will increase, the Company will continue to rely on Mr. Martin for working capital support for the Company. The Company may attempt to raise capital for its acquisitions and development through a private placement or rights offering of the Company`s common stock. There can be no assurance that the Company will be able to raise the required amount of capital to successfully complete its plan.

     TWELVE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

     The Company generated $5,448.00 for the year ended December 31, 2004 as compared to $10,500 for the same period ending December 31, 2003. Cost of sales for the twelve months ended December 31, 2004 and 2003 were $0 and $0 respectively.

     General and Administrative expenses for the twelve months ended December 31, 2004 were $223,210 as compared to $164,796 for the same period of 2003.

     The company had interest expense in the amount $154,466 for the twelve months ended December 31, 2004 as compared to interest expense of $57,123 for the twelve months ended December 31, 2003. This interest expense relates to the long term debt of $1,000,000.

     As a result of the foregoing, the company realized a net loss of $372,184 for the year ended December 31, 2004 as compared to a net loss of $211,408 for the year ended 2003.

     OFF-BALANCE SHEET ARRANGEMENTS

     NONE

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are as foollows:

                         Vital Health Technologies, Inc.
                          (A Development Stage Company)
                                 FINANCIAL AUDIT
                               FOR THE YEAR ENDED
                                December 31, 2004









                                  PREPARED BY:
                         Beutel Accountancy Corporation
                          Certified Public Accountants
                         30423 Canwood Street, Suite 112
                             Agoura Hills, CA 91301

                                     BEUTEL
                             ACCOUNTANCY CORPORATION
--------------------------------------------------------------------------------
30423 Canwood St. #112,       BeutelCPA@aol.com            Phone (818) 706-8925
Agoura Hills, CA 91301                                       Fax (818) 706-8926


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM
                  --------------------------------------------


Board of Directors
Vital Health Technologies, Inc.
Beverly Hills, CA

We have audited the accompanying balance sheet of Vital Health Technologies, Inc. as of December 31, 2004 and 2003 and the related statement of operations, stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Health Technologies, Inc. as of December 31, 2004 and 2003 and the results of their operations, cash flow and change in stockholders equity for the years then ended in accordance with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred a net loss of $372,184 during the year ended December 31, 2004, and a net loss of $1,019,279 from reentrance to development stage until December 31, 2004. The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Beutel Accountancy Corporation
Agoura Hills, CA
April 14, 2005


                         VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                 December 31,               December 31,
                                    ASSETS                                           2004                       2003
                                    ------                                      ------------                ------------

Current assets:
     Cash                                                                       $    972,676                $    969,592
     Prepaid expenses                                                                     --                          --
     Accounts receivable                                                              93,001                      93,001
                                                                                ------------                ------------
         Total current assets                                                      1,065,677                   1,062,593

Other assets:                                                                         17,163                      16,663
                                                                                ------------                ------------

         Total assets                                                           $  1,082,840                $  1,079,256
                                                                                ============                ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                      $     59,832                $     19,362
     Note payable (Note 3)                                                           715,491                     420,013
                                                                                ------------                ------------

         Total current liabilities                                                   775,323                     439,375

Long term liabilities
     Note payable (Note 3)                                                         1,000,000                   1,000,000

         Total Liabilities                                                         1,775,323                   1,439,375
                                                                                ------------                ------------

Stockholders' equity:
     Undesignated stock: 5,000,000 shares authorized
         none issued and outstanding                                                      --                          --
     Common stock $.01 par value; 50,000,000 shares authorized;
         shares issued and outstanding 15,741,250 in 2004 and
         4,334,269 in 2003                                                           157,412                      43,342
     Paid-in capital                                                              11,969,681                  11,969,681
     Subscription recevable                                                           (6,660)                     (6,660)
     Accumulated deficit                                                         (11,793,637)                (11,793,637)
     Deficit accumulated during the development stage                             (1,019,279)                   (572,845)
                                                                                ------------                ------------

         Total stockholders' equity                                                 (692,483)                   (360,119)
                                                                                ------------                ------------

         Total liabilities and stockholders' equity                             $  1,082,840                $  1,079,256
                                                                                ============                ============


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                          Year Ended                        Reentrance to development
                                          December 31,                             stage to
                                              2004                2003         December 31, 2004
                                          ------------        ------------     --------------------

Revenues                                  $      5,488        $     10,500        $    112,349

Cost of sales                                       --                  --                 (38)

General and administrative expenses           (223,210)           (164,796)         (1,245,182)

Interest expense                              (154,466)            (57,123)           (313,732)

Other income (expense)                               4                  10              (7,390)

Debt forgiveness                                    --                  --             435,243

Income tax expense                                  --                  --                (529)
                                          ------------        ------------        ------------

Net incTotallother income                     (372,184)           (211,408)         (1,019,279)

Other comprehensive income                          --                  --                  --
                                          ------------        ------------        ------------

Comprehensive income (loss)               $   (372,184)       $   (211,408)       $ (1,019,279)
                                          ============        ============        ============



Basic earnings (loss) per share             10,037,760           4,037,760           7,891,575
                                          ============        ============        ============

Weighted average number of shares
    outstanding                                  (0.04)              (0.05)              (0.13)
                                          ============        ============        ============

                                      F-4


                                                     VITAL HEALTH TECHNOLOGIES, INC.
                                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          PERIOD FROM REENTRANCE INTO DEVELOPMENT STAGE (JANUARY 1, 1994) TO DECEMBER 31, 2004


                                                                                                        Accumulated
                                        Common Stock                                                      Deficit
                                    ---------------------                                                 During
                                   Number                    Paid-In      Subscriptions    Accumulated  Development   Stockholders'
                                   of Shares     Amount      Capital       Receivable       Deficit        Stage         Equity
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
Balances, January 1, 1994              41,900  $      419  $ 11,779,532   $         --   $(13,896,096)  $         --   $ (2,116,145)
Issuance of common stock in 1994          553           6        14,994         15,000
Net Income (loss) 1994                     --          --            --             --          5,503        (89,747)       (84,244)
Net Income (loss) 1995                     --          --            --             --             --        (62,874)       (62,874)
Net Income (loss) 1996                     --          --            --             --             --        (71,513)       (71,513)
Net Income (loss) 1997                     --          --            --             --             --        (70,000)       (70,000)
Net Income (loss) 1998                     --          --            --             --        488,491        264,570        753,061
Net Income (loss) 1999                     --          --            --             --      1,300,012        (50,612)     1,249,400
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
 Balances, Dece,ber 31, 1999           42,453         425    11,794,526             --    (12,102,090)       (80,176)      (387,315)

Issuance of common stock and
 warrents in settlement of debt
 in September 2000                        181           2           234             --             --             --            236

Exercise of warrant in 2000             1,451          14           712             --             --             --            726
Issuance of common stock and
 warrents for services in

 September 2000                           275           3           534             --             --             --            537

Issuance of common stock in
 settlement of debt October 2000       40,099         401        19,649             --             --             --         20,050

Issuance of warrants for services          --          --           925             --             --             --            925

Issuance of common stock as part
of asset purchase agreement           200,000       2,000        29,648             --             --             --         31,648

Net income (loss) 2000                     --          --            --             --        308,453         40,521        348,974
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
    Balances December 31, 2000        284,459       2,845    11,846,228             --    (11,793,637)       (39,655)        15,781

Contributed capital from donated
 services                                  --          --       120,000             --             --             --        120,000

Issuance of warrants for services          --          --           550             --             --             --            550

Net income (loss) 2001                     --          --            --             --             --       (247,532)      (247,532)
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
    Balances December 31, 2001        284,459       2,845    11,966,778             --    (11,793,637)      (287,187)      (111,201)

Contributed capital from donated
 services                                  --          --        10,000             --             --             --         10,000

Issuance of common stock for
 services at $.01 per share in
 January 2002                       2,310,000      23,100            --             --             --             --         23,100

Issuance of common stock at $.14
 per share in April 2002 (2)        1,146,250      11,463       148,537       (110,000)            --             --         50,000

Fractional shares                         541           5            (5)            --             --             --             --

Net income (loss) 2002                     --          --            --             --             --        (74,250)       (74,250)
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
                                    3,741,250      37,413    12,125,310       (110,000)   (11,793,637)      (361,437)      (102,351)

Acquisition of CAHR, Inc. for
stock                                 593,019       5,930      (155,629)       103,400             --             --        (46,299)

Net income (loss) 2003                     --          --            --             --             --       (211,408)      (211,408)
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
                                    4,334,269      43,343    11,969,681         (6,600)   (11,793,637)      (647,095)      (434,308)

Issuance of stock                  11,406,981     114,069            --             --             --             --        114,069

Net income (loss) 2004                     --          --            --             --             --       (372,184)      (372,184)
                                   ----------  ----------  ------------   ------------   ------------   ------------   ------------
Balances December 31, 2004         15,741,250  $  157,412  $ 11,969,681   $     (6,600)  $(11,793,637)  $ (1,019,279)  $   (692,423)
                                   ==========  ==========  ============   ============   ============   ============   ============




     (1) Debt forgiveness applied to accumulated deficit and or deficit accumulated during development stage based on period forgiven liabilities
     were initially incurred.                                                   -74249

     (2) Initially provided for a $300,000 subscription receivable, subsequently settled for $110,000.


                  VITAL HEALTH TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                         Years Ended                          From reentrance to
                                                                         December 31,                        development stage to
                                                                            2004               2003             December 31, 2004
                                                                      -----------------   ----------------     -----------------
Cash flows from operating activities:
     Net income (loss)                                                  $  (372,184)       $  (211,408)        (1,019,279.00)

     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Debt forgiveness                                                         --                 --           (460,905)
        Indebtedness incurred for services and storage                           --                 --            400,000
        Implied compensation under SABS-T                                        --                 --            130,000
        Stock issued for services                                                --                 --             23,100
        Warrents issued for consulting services                                  --                 --              2,012
        Depreciation                                                             --                 --              1,946
        Valuation allowance                                                      --                 --              6,878
        Inventory                                                                --                 --                 38
        Accounts receivable                                                      --            (93,001)           (93,001)
        Organization expenses                                                    --            (16,663)           (16,663)
        Prepaid expenses                                                       (500)               235               (500)
        Accounts payable and other current liabilities                      335,948            325,769            775,323
                                                                        -----------        -----------        -----------

              Net cash (used in) operating activities                       (36,736)             4,932           (251,051)
                                                                        -----------        -----------        -----------

Cash flows used for investing activities:
                                                                                 --                 --                 --
                                                                        -----------        -----------        -----------

              Net cash provided by (used in) investing activities                --                 --                 --
                                                                        -----------        -----------        -----------

Cash flows from financing activities:
     Stock proceeds                                                          39,820           (149,699)           (24,991)
     Decrease (increase) in subscriptions receivable                             --            103,340             96,680
     Issuance of convertible notes payable                                       --                 --            167,038
     Principal payments                                                          --            (15,000)
     Increase in long term debt                                                  --          1,000,000          1,000,000
                                                                        -----------        -----------        -----------

              Net cash provided by (used in) financing activities            39,820            953,641          1,223,727
                                                                        -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                          3,084            958,573            972,676

Cash and cash equivalents at beginning of year                              969,592             11,019                 --
                                                                        -----------        -----------        -----------

Cash and cash equivalents at end of year                                $   972,676        $   969,592        $   972,676
                                                                        ===========        ===========        ===========

Supplemental disclosure of cash flow information:

     Interest paid                                                      $        --        $    57,123        $    57,123
                                                                        ===========        ===========        ===========

     Income taxes paid                                                  $        --        $        --        $     1,081
                                                                        ===========        ===========        ===========


                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004



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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income
--------------------

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign current translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended December 31, 2004 and 2003, net income and comprehensive income were equivalent.

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004


NOTE 2 - GOING CONCERN/DEVELOPMENT STAGE COMPANY (Continued)

In 2004 and 2003 the Company has been fully dependent on its stockholders and Aurora for the maintenance of its corporate status and to provide all managerial assistance and working capital support for the Company.

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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2003 AND 2004


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

LONG-TERM DEBT:
                                                           December 31, 2004

Long-term debt consists of the following:

Note payable with interest payable at a rate
         of 12% per annum, interest only until
         January 31, 2006 when principal is due in full      $1,000,000


Maturities of long-term debt for the years subsequent to December 31, 2004 are as follows:

              2005    $        0
              2006     1,000,000
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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004


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

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                                NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

Other
-----

The Company is obligated to issue 300 post reverse shares to a former creditor.

NOTE 5 - OPERATING LEASE

The company is on a month-to-month lease.

NOTE 6 - INCOME TAXES

Income taxes benefit (expense) consisted of the following:

                                             2004                   2003
                                           -------               ---------
Current:
   Federal                                 $    --               $      --
   State                                        --                      --
                                           -------               ---------
Deferred:
   Federal                                      --                      --
   State                                        --                      --
                                           -------               ---------
                                                --                      --
                                           -------               ---------

Income tax benefit (expense)               $    --               $      --
                                           =======               =========

The reconciliation between expected federal income tax rates is as follows:

                                     2004                     2003
                                     ----                     ----
                             Amount      Percent      Amount        Percent
                             ------      -------      ------        -------

Expected federal tax       $(126,000)      (34)%    $ (71,500)          (34)%
State income tax, net
 of federal tax benefit      (25,500)       (7)       (14,500)           (7)
Valuation of net
 operating loss
 carryforwards               151,500        41%        86,000            41%

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004


NOTE 6 - INCOME TAXES (Continued)

Differences between accounting rules and taw laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following: 2004 2003 Deferred tax assets:

   Net operating loss carryforwards         11,536,500          11,321,000

   Gross deferred tax asset                  3,922,410           3,851,910
                                          ------------        ------------
   Valuation allowance                      (3,922,410)         (3,851,910)

   Net deferred tax asset                           --                  --
   Deferred tax liability                           --                  --
                                          ------------        ------------
   Net deferred tax asset
      (liability)                          $        --        $         --
                                          ============        ============

Utilization of these losses is limited under Section 382 of the Internal Revenue Code due to current and historical changes in the Company's ownership. The Company's net operating loss carry forwards are fully allowed for due to questions regarding the Company's ability to utilize these losses before they expire.

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 6 - INCOME TAXES (Continued)

The Company has carry forwards available to offset future taxable income as follows:

                                 Federal                 State
                                   NOL                    NOL
                                   ---                    ---


    2005                         2,615,000                 -
    2006                         1,729,000                 -
    2007                         3,295,000                 -
    2008                         2,939,000                 -
    2009                            14,000                 -
    2010                              -                    -
    2011                             2,000                 -
    2012                              -                    -
    2013                            25,000                 -
    2014                            50,000                 -
    2015                            90,000               28,000
    2016                           121,000              121,000
    2017                            72,000               72,000
    2018                           215,500             215,500
    2019                           370,000              370,000
                               -----------            ---------
                               $11,536,500            $ 806,500
                               ============           =========

                         VITAL HEALTH TECHNOLOGIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     THE YEARS ENDED DECEMBER 31, 2003 AND 2004

NOTE 7 - SUPPLEMENTAL CASH FLOW DISCLOSURES (Continued)

Summary of non-cash activity:

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

NOTE 8 SUBSEQUENT EVENTS

On December 1, 2003 the Company entered an agreement with Royal Caribbean Hotels Ltd., to purchase ocean front property for $5,000,000. The company expects the purchase to be completed by June 30, 2005.

NOTE 9 NEW ACCOUNTING PRONOUNCEMENTS

In 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which and enterprise obtains an interest after that date. For interests in special-purpose entities it applies in the first year or interim period ending after December 15, 2003, and for all other types of variable interest entities, it applies for periods ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Based upon its review of this interpretation, as amended, the Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance and eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employee's equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company has not quantified the potential effect of adoption of SFAS No. 123R. However, the Company believes adoption of SFAS No. 123R will not result in a decrease to report earnings.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As of March 10, 2003 the Company's board of directors added Beutel Accountancy Corporation as accountants and auditors. There have been no disagreements with accountants during the last three fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer. No significant deficiencies or material weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

ITEM 8B.          OTHER INFORMATION

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name                  Age     Position                         Director Since

Halton Martin         56      Chief Executive Officer          March 2003

All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors.

Halton Martin has been the President, Chief Executive Officer, Chief Financial Officer and Sole Director of the Company since March 2003. He has over 20 years experience in the business and financial industry. From 1979 to 2000, Mr. Martin served as President of The Royal Caribbean Hotel Corporation in Barbados. During that period, Mr. Martin gained extensive experience in the marketing, financial and business operations in the hospitality industry. Mr. Martin owned and operated a full line insurance agency and was General Agent for California Western States life Insurance Company in Sacramento, California from 1978 to 1983. He was a licensed registered representative with the National Association of Security Dealers from 1972 to 1983 and was associated with several brokerage firms nationally. In 1995, Mr. Martin became the Secretary of the Board of Trustees for Quantum University, a chiropractic facility with studies in the areas of alternative medicine. He also became Vice President of the Business Development for Quantum University in California. Mr. Martin has spoken at many business seminars and was a featured speaker at the CACCI Annual Conference in New York's World trade center on "Doing Business in the Caribbean". Mr. Martin is a member of the American of the Association of Governing Boards of Universities and Colleges. Mr. Martin holds a Bachelor of Science degree in Accounting and Finance from Devry University in Southern California.

The Board of Directors of the Company has determined that there is an audit committee financial expert serving on the Company's board of directors. [The Board of Directors has determined that Mr. Martin is an audit committee financial expert, as that term is defined in the regulations promulgated under the Securities and Exchange Act of 1934.]

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes of the ownership with SEC. Based solely on review of the copies of such reports, the Company believes that all such reports were filed in a timely manner in 2004.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is incorporated by reference as an Exhibit to this Annual Report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Cash and Other Compensation
The following table shows, for fiscal year 2004 the cash compensation paid by the company as well as certain other compensation paid accrued for those years, to Halton Martin, the company's chief Executive Officer


                                                                                                Long-Term
                                                             Annual Compensation               Compensation

                                                                                                  Stock                 All Other
Name and Principal Position               Year        Salary ($)          Bonus($)             Options (#)           Compensation($)
---------------------------               ----        ----------          --------             -----------           ---------------
Halton Martin.                            2004                0                 0                      0                      0
  President and Chief Executive           2003                0                 0                      0                      0
  Officer


Mr. Martin was appointed an executive officer in March 2003 and there are no other executive officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Table

The following table sets forth aggregate information regarding grants under all equity compensation plans of the company as of December 31, 2004:

                                                                                      Number of securities remaining
                              Number of securities to be       Weighted-average        available for future issuance
                               issued upon exercise of         exercise price of         under equity compensation
                                 outstanding options,        outstanding options,       plans (excluding securities
Plan Category                    warrants and rights          warrants and rights        reflected in column (a))
-------------                    -------------------          -------------------        ------------------------
                                         (a)                          (b)                           (c)
Equity compensation plans
approved by security
holders                                     0                          0                             0

Equity compensation plans
not approved by security
holders                               310,000(1)                      $0                     4,690,000(1)

Total                                 310,000                         $0                     4,690,000


------------------

(1) On March 5, 2002 the board of directors of the Company approved and adopted the Vital Health Technologies, Inc. 2002 Employee Stock Option Plan in order to retain the services of key management and consultants. Simultaneous with the approval of the plan the Company filed a registration statement on Form S-8 with the U.S. Securities and Exchange Commission to register the shares. The 5,000 shares of common stock issued to each of the two directors and 300,000 shares of common stock issued to William Kieger for consulting services were issued as part of the plan and Form S-8 registration.

Beneficial Ownership

The following table sets forth as of March 31, 2005, the number and percentage of the 15,741,250 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each named executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address
of Beneficial Owner                        Common Shares      Percent of Class
-------------------                        -------------      ----------------

Royal Caribbean Hotels Limited              2,735,833               17%
Bridgetown, Barbados

Halton Martin                               7,000,000               44%

All Directors and Officers as a group       2,735,833               17%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NONE

ITEM 13. EXHIBITS

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.


                                  Exhibit Index


SEC Ref. No.

Exhibit   3.1       Articles of Incorporation.*

Exhibit   3.2       Bylaws.*

Exhibit   4.1       Agreement and Plan of Share Exchange. **

Exhibit  10.1       Settlement Agreement

Exhibit  10.2       Non-Exclusive License Agreement

Exhibit  14         Code of Ethics.***

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


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

The aggregate fees billed for professional services rendered by Beutel Accountancy Corporation for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB for fiscal years 2004 and 2003 were $13,000 and $12,500 respectively.

Audit-Related Fees
------------------
The aggregate fees billed in fiscal years 2004 and 2003 for assurance and related services by Beutel Accountancy Corporation that were reasonably related to the performance of the audit or review of the Company's financial statements were $20,800 and $19,500 respectively. The nature of those services was quarterly and annual reports, due diligence related to potential merger acquisitions, and accounting consultations in connection with potential merger acquisitions.

All Other Fees
--------------

No fees were billed in fiscal years 2004 and 2003 for professional services rendered by Beutel Accountancy Corporation for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee. It's the Board's policy to pre-approve all services provided by Beutel Accountancy Corporation effective as of April 1, 2002. Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Vital Health Technologies, Inc.

Date: April 15, 2005.             By: /s/ Halton Martin
                                 ===================
                                  Halton Martin Martin, Sole Director and
                                  President and Chief Executive Officer
                                  (principal executive officer, principal
                                  financial officer and principal
                                  accounting officer)