Form 10KSB/A
period 2004-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2007-07-17
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1 TO FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2004, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange act of 1934 for the transition period from to

Commission File No. 000-15243

CARIBBEAN AMERICAN HEALTH RESORTS, INC/
VITAL HEALTH TECHNOLOGIES, INC.
(Name of Small Business Issuer as specified in its charter)

Minnesota	41-1618186
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9454 Wilshire Boulevard, Suite 600, Beverly Hills, CA 90212

(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (310) 278-3108

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:
Common Stock, par value 0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements

Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year:  $5,488

The aggregate market value of the common equity held by non-affiliates based on the average bid and asked price as of May 31, 2007 was $ 3,440,817

As of May 31, 2007 the Registrant had outstanding 15,744,301 shares of common stock, par value $0.01.

Documents incorporated by reference:  None

TABLE OF CONTENTS

ITEM     NUMBER AND CAPTION

Part I

1.           Description of Business

2.           Description of Property

3.           Legal Proceedings

4.           Submission of Matters to a Vote of Security Holders

Part II

5.           Market for Common Equity, Related Stockholder Matters and small business issues; purchases of equity securities

6.           Management's Discussion and Analysis or Plan of Operation

7.           Financial Statements

8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8A.        Controls and Procedures

Part III

9.           Directors and Executive Officers of the Registrant.

10.         Executive Compensation

11.     Security Ownership of Certain Beneficial Owners and Management and  related stockholder matters.

12.          Certain Relationships and Related Transactions

13.          Exhibits

14.          Principal Accountant Fees and Services

Signatures

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis or Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

General

Caribbean American Health Resorts, Inc., formerly Vital Health Technologies, Inc., (the “Public Company”) or (“The Company”) was incorporated on April 11, 1960. On March 10, 2003, the Public Company  consummated  an Agreement  and Plan of Reorganization to acquire all of the outstanding capital stock of Caribbean American Health Resorts, Inc (“CAHR”)a closely held private company, in exchange for 9,786,295 shares of the Public Company’s common stock(“CAHR transaction”). Prior to the CAHR transaction the Public Company sold off its remaining assets and operations and had 3,741,250 shares of common stock issue and outstanding. Following the transaction, the Public Company changed its name from Vital Health Technologies to Caribbean American Health Resorts, Inc and had 13,527,545 shares of common stock issued and outstanding.

The Company moved the headquarters to Beverly Hills, California. The current directors of Vital Health Technologies, Inc have resigned effectively March 18, 2003 and management and board of directors of Caribbean American Health Resorts, Inc have been appointed in their place.

Caribbean American Health Resorts, Inc (a development stage company) plans to develop, own and operate world-class health and longevity facilities ("resorts") in the Caribbean on the island of Barbados. The Health and Longevity facility  is intended to provide five star luxury accommodations and services for reconstructive surgery, detoxification and rehabilitation programs, spa and the company weight reduction programs, corporate wellness and a series of holistic health and longevity programs to promote and maintain a healthy mind and body. The resort will also offer tennis courts, mineral pools, and a full range of services such as body wraps, traditional massages and special services. Caribbean American Health Resorts, Inc will distribute a variety of herbal based vitamins and dietary supplements.

Caribbean American Health Resorts, Inc intends to be the global leader in providing herbal health products, premium spa treatments and reconstructive/elective surgical services (“Health Services”) to wealthy individuals in a luxury vacation destination setting.   The Health Services will be offered through the planned world-class health and longevity facilities (“resorts”) in the Caribbean.  The company believes that the planned world-class resorts in the Caribbean combined with the talent of leading surgeons and physicians from major cities in the United States will create a compelling value proposition for athletes, musicians, actors, entertainment artists and business executives seeking to escape from stress or fatigue or those seeking an ideal environment conducive to rapid recuperation after constructive/elective surgical procedures.

The island of Barbados enjoys an excellent climate with temperatures of 66 to 85 degrees all year round. The island is serviced by all the major airlines from North America and Europe and is frequented by many jet setters. Since Barbados is a playground for the rich and famous, the company believes this targeted Health Services clientele will cherish the opportunity to be served in a location away from the discerning eyes of the media.

The island’s tourism industry is widely regarded as the primary catalyst to future economic growth. The Government of Barbados has a long history of being very accommodating to investment in the tourism industry and is very open to creating alliances with strategic partners to generate and protect employment in this industry.  As such, the company believes that environment would enable VITAL HEALTH to benefit from joint marketing opportunities with the Barbados Tourism Authority.

Governmental Regulation

The operation of a Health Resort on the island of Barbados is subject to several government regulations including specific licensing requirements for the doctors and surgeons as outlined by the Barbados Medical Council and the Barbados Board of Tourism. The Barbados Medical Council has recently approved licenses for some of the company’s surgeons and physicians to operate on the island.

Competition

There are hundreds of health spas and resorts worldwide. They all have special programs and atmosphere. The greatest competitors will be the facilities located in the United States of America which is the primary target. Palm Springs, California boasts a number of private spas with social menus and programs for the most discerning clientele. Caribbean American Health Resorts, Inc intends to offer a more specialized service to the industry.  This service will include most of those services offered by the competitors. CAHR’s focus will be concentrated on a more medically equipped facility with emphasis on reconstructive surgery, elective surgery, detox programs and corporate the wellness, totally carried by specialists and advanced trained professionals in the particular discipline.

Employees

Caribbean American Health Resorts, Inc has two full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 700 square feet of office space in Beverly Hills, California, paying $ 1800.00 per month on a month-to month basis. We believe that these facilities are adequate to conduct our current operations and we do not expect to seek additional administrative offices for the next 12 months

ITEM.3  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and to the best of its knowledge, no such proceedings by or against the Company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended 2004 as covered by this report on form 10-KSB.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Caribbean American Health Resorts, Inc common stock trades on the Pink Sheets under the ticker symbol CAHR.PK.  There are currently 3 market makers for the Company's stock. The trading volume has been low due to several factors including general market conditions and limited resources for the Company to implement its business plan. With the recent acquisition agreement with Caribbean Health Resorts, Inc. and improved market conditions, the trading volume for the stock should improve; however, there is no assurance that trading volume will improve in the future. Even if trading volume market should improve, there is no way of determining what the market price may be at any future time.

The following table shows the range of closing bid prices for the company’s common stock in the over-the-counter market for the calendar quarters indicated.  The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. [Internet Yahoo Finance)

BID PRICES

2004		High Bid	Low Bid
Jan.1 through Mar.31	First Quarter	1.95	0.70
Apr.1 through Jun.30	Second quarter	0.55	0.43
Jul.1 through Sep.30	Third quarter	0.43	0.25
Oct.1 through Dec.31	Fourth quarter	0.25	0.11

2003		High Bid	Low Bid
Apr.1 through Jun.3	Second Quarter	5.50	2.50
Jul.1 through Sep.3	Third Quarter	3.50	1.75
Oct.1 through Dec.3	Fourth Quarter	2.00	1.25

At May 31, 2007 there were approximately 955 holders of record of the Company's 15,744,301 issued and outstanding shares of common stock at $0.01 par value.

The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Merger with Caribbean American Health Resorts, Inc

Caribbean American Health Resorts, Inc formerly Vital Health Technologies, Inc (the “Public Company”) or (“The Company”) was incorporated on April 11, 1960. On March 10,2003, the Public Company  consummated  an Agreement  and Plan of Reorganization to acquire all of the outstanding capital stock of Caribbean American Health Resorts, Inc (“CAHR”) a closely held private company, in exchange for 9,786,295 shares of the Public Company’s common stock (“CAHR transaction”). Prior to the CAHR transaction, the Public Company sold off its remaining assets and operations and had 3,741,250 shares of common stock issue and outstanding. Following the transaction, the Public Company changed its name from Vital Health Technologies, Inc to Caribbean American Health Resorts, Inc and had 13,527,545 shares of common stock issued and outstanding.

The Company moved the headquarters be to Beverly Hills, California. The current directors of Vital Health Technologies, Inc have resigned effectively March 18, 2003 and management and board of directors of Caribbean American Health Resorts Inc have been appointed in their place.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BUSINESS STRATEGY

Caribbean American Health Resorts’ objective is to maximize its profitability by providing quality health products, high quality spa treatment and elective/reconstructive surgical services as well as distributing a variety of herbal based vitamins and dietary supplements.  The key elements of the strategy are:

•	Establish a World-Class Health Resort

CAHR  has identified prime property, on the island of Barbados, on which it intends to build a world-class health resort that will cater to the spa treatment, constructive/elective surgical and other alternative medical needs of athletes, musicians, actors, entertainment artists and business executives through out the world.  The company will combine the ideal climate on the island of Barbados with the expertise of leading surgeons and physicians from the United States to deliver high quality health services to these targeted clients in the comfort of a luxury resort. The Barbados Medical Council has recently approved the license for the surgeons to operate on the island.

•	Market the products and services Aggressively to target Customers

CAHR will market its health services aggressively to business executive, sports and entertainment clients worldwide as well as targeting the Caribbean population.  On January 2005, CAHR launched a new herbal product line. The line consists of a variety of herbal based vitamins and dietary supplements. The multi-vitamins are claimed to be manufactured from the finest pharmaceutical–grade nutrients and based on the latest scientific research.

•	Implement a Discipline Financial Strategy

CAHR‘s financial strategy will be focused on maximizing profitability and minimizing financial risks.  To this end, the company will focus on achieving the right balance between equity and debt in the capital structure to ensure that CAHR maintains adequate financial flexibility to adjust successfully to changes in the market place.  The company believes that a disciplined financial approach will also enable us to capitalize on opportunistic expansion opportunities throughout the Caribbean.

•	Liquidity and Capital Resources

The company expects that its cash generated from operations will be insufficient to meet its operating cash needs. The company will continue to rely on Mr. Martin and other shareholders for working capital support for the company. The company will attempt to raise capital for its acquisitions and development through a private placement or rights offering of the company‘s common stock. There can be no assurance that the company will be able to raise the required amount of capital to successfully complete its plan.

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

RISK FACTORS

The company is subject to various risks that may materially harm the business, financial condition and results of operations.  If any of these risks or uncertainties actually occurs, the business, financial condition or operating results could be materially harmed.

The Company has incurred significant and continuing losses and may not be able to generate revenues to sustain the operations.

The Company incurred net losses of approximately $311,793 for the year ended December 31, 2004 and $8,101,625 for the period from inception through December 31, 2004. The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the commencement of income-generating activities (including, but not limited to, salaries of executive, marketing, and other personnel). The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

The Company has an immediate need for additional financing.

The Company has limited operating funds and has nominal cash on hand. The Company has an immediate need for funds in order to finance its business operations. As of December 31, 2004, the Company had a working capital deficit of approximately $311,793. The working capital requirements in the foreseeable future will depend on a variety of factors, including the Company's ability to implement its business plan. In the event that the plans change, the assumptions change or prove to be inaccurate, or the cash flow proves to be insufficient to fund the operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the company will be required to seek additional financing sooner than anticipated or have to curtail its activities. The Company has secured a loan of $1,000,000 of short-term indebtedness as of December 31, 2003. To the extent that it incurs additional indebtedness or any other transaction, the company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The company currently has no sources of revenue from which to repay the indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing will be available to the company on commercially reasonable or acceptable terms, if at all. The ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of the company’s control. The failure to secure necessary financing would have a material adverse effect on the company and could require the company to delay or modify its business plan.

The limited operating history subjects the company to the risks of a new business

The Company has a limited operating history upon which to evaluate the future performances and prospects. The prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the health care and hospitality industry, which is an evolving industry characterized by intense competition.

There may be potential liabilities associated with the company which were not discovered at the time of the merger.

The Company may have liabilities that were not discovered or may have been unable to discover during the pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons. Therefore, in the event the company is held responsible for the foregoing liabilities, the Company's operations may be materially and adversely affected.

The ability to attract and retain customers depends on factors the company cannot control.

The ability to attract customers, and the ability of the company to retain customers, will depend on a number of factors, many of which are beyond the company’s control. These factors include:

The market for the services is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product and service introductions and enhancements. The industry is characterized by frequent introduction of new products and services. In order for us to achieve market acceptance for the products and services, the company requires substantial marketing efforts and the expenditure of significant funds to create both awareness and demand by marketing retailers and consumers. If technologies or standards applicable to the products or services become obsolete or fail to gain widespread consumer acceptance and the company is unable to adapt to such changes, then the business and financial results will be materially and adversely affected.

The company operates in an extremely competitive market and may not be able to compete effectively.

The current and prospective competitors are numerous. The Healthcare services business is highly competitive and there are few significant barriers to entry. All of the established competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the company does. If the marketplace substantially expands and becomes commercially viable, then any of these competitors may expand their services and seek to dominate the marketplace, thereby preventing us from obtaining any meaningful market shares. The company intends to compete on the terms of price, customer support, technical expertise, variety of value added services and reliability.

Absence of dividends

The Company has never paid any dividends on shares of the common stock and does not anticipate that the company will pay dividends in the foreseeable future. The company intends to apply any earnings to fund the development of the business. Investment in the Company is inappropriate if you are seeking current or near term income.

The management has the ability to control almost all matters.

Halton Martin, Chief Operating Officer and Chief Financial Officer, owns approximately 60% of the Company's shares of common stock as of May 31, 2007. Therefore, he has the ability to elect the directors and to control the outcome of other issues submitted to the stockholders.

Difficulty of trading and obtaining quotations for the common stock.

The common stock is currently quoted on the Pink Sheets under the symbol “CAHR.PK”. As a result of trading in the over-the-counter market, an investor would likely find it more difficult to purchase, dispose of, or to obtain quotations as to the price of the common stock. There can be no assurance that a more active trading market will develop, or if developed, that it will be maintained.

Penny Stock regulation is expected to adversely affect the market for the Company's securities.

The trading of the common stock is currently subject to Rule 15g-9 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, for non-NASDAQ and non-exchange listed securities. Under such rule, brokers-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

The Commission has adopted regulations that generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share subject to certain exceptions. Such exceptions include equity securities listed on NASDAQ and equity securities issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for more than three years, or (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a risk disclosure schedule explaining the penny stock market and the risks associated therewith.

The common stock is currently a penny stock as defined in the Exchange Act and, as such, the market liquidity for the Common Stock is limited to the ability of broker-dealers to sell common stock in compliance with the above-mentioned disclosure requirements.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Caribbean American Health Resorts, Inc.
(A Development Stage Company)
Beverly Hills, California 90212

We have audited the accompanying balance sheets of Caribbean American Health Resorts, Inc. (A Development Stage Company) as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004, 2003, and for the period from Inception (September 17, 1998) to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caribbean American Health Resorts, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004, 2003, and for the period from Inception (September 17, 1998) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

De Joya Griffith & Company, LLC
Henderson, Nevada
July 12, 2007

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2004

ASSETS
Current assets
Cash and equivalents	$653,813
Other current assets	1,700

Total current assets	655,513

$655,513

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$43,280
Accrued expenses	23,629
Accrued interest	125,297
Advance from stockholder	54,936
Other current liabilities - line of credit	45,253
Note payable	1,000,000
Total current liabilities	1,292,395

Commitments and contingencies	-

Shareholders' deficit
Undesignated stock: 5,000,000 shares authorized none issued
and outstanding	-
Common stock, 50,000,000 shares authorized, $.01 par value,
15,083,793 shares issued and outstanding	150,838
Treasury stock	(13,992)
Additional paid-in capital	7,327,897
Deficit accumulated during the development stage	(8,101,625)
Total shareholders' deficit	(636,882)
$655,513

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statements of Operations

			Cumulative
			from inception
			(September 17, 1998)
	Year ended December 31,		to December 31,
	2004	2003	2004

Revenue	$5,488	$9,650	$15,138

Cost of revenue	-	-	-

Gross profit	5,488	9,650	15,138

Operating costs and expenses:
General and administrative	220,764	377,845	1,677,038
Loss on settlement of obligations	-	4,509,263	4,509,263
Total operating costs and expenses	220,764	4,887,108	6,186,301

Loss from operations	(215,276)	(4,877,458)	(6,171,163)

Other income (expense)
Interest income	19,441	3,114	22,555
Interest expense	(115,958)	(1,841,284)	(1,957,242)
Other income	-	225	225
Total other income (expense)	(96,517)	(1,837,945)	(1,934,462)

Loss before provision for income taxes	(311,793)	(6,715,403)	(8,105,625)

Provision for income taxes	-	-	4,000

Net loss	$(311,793)	$(6,715,403)	$(8,101,625)

Basic and diluted net loss per share	$(0.02)	$(0.60)

Basic and diluted weighted average number
of common shares outstanding	15,083,793	11,109,668

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
From Inception (September 17, 1998) to December 31, 2004

	Preferred Stock		Common Stock					Accumulated
					Additional			During the	Total
	Number		Number		Paid-in	Stock to be	Treasury	Development	Shareholders'
	of Shares	Total	of Shares	Total	Capital	Issued	Stock	Stage	Equity (Deficit)
Founder's shares	2,000,000	$-	3,000,000	$300,000	$(24,488)	$-	$-	$-	$275,512
Shares issued for cash	114,825	241,100		-	-	-	-	-	241,100
Net loss for 1999	-	-	-	-	-	-	-	(387,306)	(387,306)
Balance, December 31, 1999	2,114,825	241,100	3,000,000	300,000	(24,488)	-	-	(387,306)	129,306
Shares issued for cash	84,750	177,975	-	-	-	-	-	-	177,975
Cash received for future issuance of stock	-	-	-	-	-	87,377	-	-	87,377
Net loss for 2000	-	-	-	-	-	-	-	(200,874)	(200,874)
Balance, December 31, 2000	2,199,575	419,075	3,000,000	300,000	(24,488)	87,377	-	(588,180)	193,784
Shares issued for cash	26,296	33,157	3,700	370	18,630	(18,117)	-	-	34,040
Cash received for future issuance of stock	-	-	-	-	-	102,507	-	-	102,507
Net loss for 2001	-	-	-	-	-	-	-	(175,655)	(175,655)
Balance, December 31, 2001	2,225,871	452,232	3,003,700	300,370	(5,858)	171,767	-	(763,835)	154,676
Shares issued for cash	-	-	210,573	21,057	308,130	(171,767)	-	-	157,420
Shares issued for services	-	-	100,000	10,000	90,000	-	-	-	100,000
Net loss for 2002	-	-	-	-	-	-	-	(310,594)	(310,594)
Balance, December 31, 2002	2,225,871	452,232	3,314,273	331,427	392,272	-	-	(1,074,429)	101,502
Conversion of preferred to common	(2,225,871)	(452,232)	6,472,022	647,202	(194,970)	-	-	-	-
Recapitalization	-	-	3,741,250	(843,353)	843,353	-	-	-	-
Shares issued in settlement of interest	-	-	369,600	3,696	1,493,184	-	-	-	1,496,880
Shares issued in settlement of debt	-	-	1,186,648	11,866	4,794,058	-	-	-	4,805,924
Shares purchased for cash	-	-	-	-	-	-	(13,992)	-	(13,992)
Net loss for 2003	-	-	-	-	-	-	-	(6,715,403)	(6,715,403)
Balance, December 31, 2003	-	-	15,083,793	150,838	7,327,897	-	(13,992)	(7,789,832)	(325,089)
Contributed capital	-	-	-	-	-	-	-	-	-
Net loss for 2004	-	-	-	-	-	-	-	(311,793)	(311,793)
Balance, December 31, 2004	-	$-	15,083,793	$150,838	$7,327,897	$-	$(13,992)	$(8,101,625)	$(636,882)

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			from inception
			(September 17, 1998)
	Year ended December 31,		to December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(311,793)	$(6,715,403)	$(8,101,625)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on settlement of obligations	-	4,509,263	4,509,263
Issuance of common stock for services	-	-	100,000
Issuance of common stock for interest	-	1,496,880	1,496,880
Changes in operating assets and liabilities
(Increase) in other current assets	(500)	(700)	(1,700)
Increase (decrease) in accounts payable	37,405	(32,750)	43,280
Increase (decrease) in accrued expenses	1,582	24,319	25,902
Increase (decrease) in accrued interest	102,300	22,997	125,297
Net cash used by operating activities	(171,006)	(695,394)	(1,802,703)

Cash flows from financing activities:
Proceeds from (repayment of) advances from line of credit	45,253	296,661	514,363
Advances (repayments) from related party	915	57,220	54,936
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	-	-	348,185
Proceeds from notes payable	-	1,000,000	1,000,000
Net cash provided by financing activities	46,168	1,353,881	2,456,516

Net increase (decrease) in cash	(124,838)	658,487	653,813
Cash, beginning of period	778,651	120,164	-
Cash, end of period	$653,813	$778,651	$653,813

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

1.        Organization and summary of significant accounting policies

Organization and line of business

Caribbean American Health Resorts, Inc., formerly Vital Health Technologies, Inc., (the “Public Company” or the “Company”) was incorporated on April 11, 1960.  On March 10, 2003, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Carribean American Health Resorts, Inc. (“CAHR”) a closely held private company, in an exchange for 9,786,295 shares of the Public Company’s common stock (“CAHR transaction”).  Prior to the CAHR transaction, the Public Company sold off its remaining assets and operations and had 3,741,250 shares of common stock issued and outstanding.  Following the transaction, the Public Company change its name from Vital Health Technologies, Inc. to Caribbean American Helath Resorts, Inc. and had 13,527,545 shares of common stock issued and outstanding.

The accounting treatment of the CAHR transaction was determined by the following:

1.	The Public Company was a non-operating public company (having no operations or assets);
2.	The shareholders of CAHR became the controlling shareholders of the combined company; and
3.	The management and operations of the combine company continue to be those of CAHR.

For accounting purposes, the CAHR transaction is considered to be a capital transaction in substance, rather than a business combination.  The result of the CAHR transaction is treated, in the accompanying financial statements as equivalent to the issuance of shares by a private company (CAHR) for the non-monetary assets of a non-operational public company (Public Company), accompanied by a recapitalization.  The accounting for the CAHR transaction is similar to that resulting from a reverse acquisition.  Accordinlgy, the historical financial information of the accompanying financial statement sis that of CAHR.  All shares included in the Statement of Stockholder’s Equity have been presented as if the acquisition had occurred at the date of inception, September 17, 1998, of CAHR.

The shares of the Public Company outstanding prior to the merger (3,741,250) have been shown as a recapitalization of CAHR as of March 10, 2003.

Caribbean American Health Resorts, Inc. (a development stage company) plans to develop world class health resorts in the Caribbean Island of Barbados.  The health and longevity facilities will provide five star luxury accommodations, reconstructive and elective surgery.  Programs will include detox, rehab, spa and weight reduction, along with holistic health and longevity and a full range of traditional spa services.  Caribbean American Healths Resorts will also distribute a variety of herbal-based vitamins and dietary supplements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

1.        Organization and summary of significant accounting policies (continued)

Development Stage Company
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced.  The Company has not generated any material revenues throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

Cash and equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Concentration of credit risk

Balances in bank accounts may, from time to time, exceed federally insured limits.  The Company believes that its loss exposure is limited.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Net loss per share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include dilutive options, warrants and other potential common stock outstanding during the period.

Advertising

Advertising costs are expensed as incurred.  Advertising expenses totaled $1,450 in 2004 and $0 in 2003.

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fiar Value of Financial Insturments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments.  The carrying amounts and estimated fair values of the company’s financial instruments approximate their fair value due to their short-term nature.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

1.        Organization and summary of significant accounting policies (continued)

Income taxes

The Company accounts for income taxes under the liability method required by SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Recent accounting pronouncements

On December 31, 2002, the FASB issues SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148).  The Company currently utilized the intrinsic value method of accounting for its stock-based employee compensation described in APB Opinion No. 25, “Accounting for Stock-Based Compensation”, to require companies to account for their employee stock-based awards using the fair value approach.  However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in FAS 123 or the intrinsic value method described in APB Opinion No.  25.  In addition,  FAS  148  amends  the disclosure provisions of FAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

FAS 148 amends FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation should the Company decide to change its method of accounting from intrinsic value method to the fair value method.  The three methods provided in FAS 148 include (1) the prospective method which is the method currently provided for in FAS 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of beginning of fiscal year of adoption.  The Company believes that it has provided the disclosures required under FAS 148 in these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

1.        Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

During 2003, the Financial Accounting Standards Board ("FASB") issued various accounting standards and interpretations, including FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), Interpretation No.46 ("FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51" and Interpretation No.46-R "Consolidation of Variable Interest Entities" ("FIN 46-R"). Adoption of these standards and interpretations is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. The Company does not expect the adoption of SFAS 123R to have a material effect on the financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

2.        Note payable

The Company obtained a note payable of $1,000,000 from Sonsai Corporation.  The note renews annually on December 31 and bears interest at 10%.

3.        Related party transactions

The Company has received advances from a shareholder totaling $54,936.  These advances are due on demand and bear no interest.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

4.        Shareholders’ equity (deficit)

Preferred stock issuances
In 1999, the Company issued 2,000,000 founder’s shares of its preferred stock to the president of the Company for $-0-.

In 1999, the Company issued 114,825 shares of its preferred stock for $241,100.  Each share is convertible into three shares of common stock.

In 2000, the Company issued 84,750 shares of its preferred stock for $177,975.  Each share is convertible into two shares of common stock.  In addition, an additional $18,117 was received for preferred stock, but the stock was not issued until 2001.

In 2001, the Company issued 26,296 shares of its preferred stock for $33,157, which includes the $18,117 received in the prior year.  Each share is convertible into two shares of common stock.

Effective with the merger of CAHR and Vital Health, all preferred shares were converted into common stock.

Common stock issuances
In 1999, the Company issued 3,000,000 founder’s shares of its common stock to the president of the Company for $3,000.

In 2000, the Company received $69,200 for shares, but did not issue these shares until 2001 and 2002.

In 2001, the Company issued 3,700 shares of its common stock for $19,000.  In addition, an additional $102,507 was received for common stock, but the stock was not issued until 2002.

In 2002, the Company issued 210,573 shares of its common stock for $329,187, which includes the $69,200 and $102,567 received in 2000 and 2001, respectively.  In addition, the Company issued 100,000 shares of its common stock for services valued at $100,000.

Effective with the merger of CAHR and Vital Health, preferred shares were converted into 6,472,020 shares of common stock and an additional 3,741,250 shares were issued.

During year ended December 31, 2003, the Company purchased 2,965 shares of treasury stock totaling $13,992 through an open market using the cost method.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004

4.        Shareholders’ equity (deficit) (continued)

Common stock issuances (continued)

In December 2003, 369,600 shares of the Company’s common stock valued at $1,496,880 were issued in settlement of interest expense totaling $1,719,000.  The gain on this transaction is netted with the losses on other transactions in the caption “Loss on Settlement of Obligations” in the accompanying statement of operations.

In December 2003, 1,186,648 shares of the Company’s common stock valued at $4,805,924 were issued in settlement of debt totaling $296,661.  The loss on this transaction is netted with the gains on other transactions in the caption “Loss on Settlement of Obligations” in the accompanying statement of operations.

5.       Commitments and contingencies

Equipment leases
The Company is obligated under two operating leases for credit card terminals expiring in 2004.  The aggregate minimum future payments under this lease are $2,052 for the year ending December 31, 2003 and $1,112 for the year ending December 31, 2004.  Rent expense charged to operations totaled $18,288 in 2004 and $16,179 in 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As part of the Share Exchange Agreement dated March 10, 2003 between Vital Health Technologies, Inc and Caribbean American Health Resorts, Inc, the new directors added Beutel Accountancy Corporation as accountants and auditors.

(i) On May 20, 2005, Beutel Accountancy Corporation (“Beutel”) was dismissed as independent auditor for the Company. On May 20, 2005, the Company engaged Farber Hass Hurley & McEwen LLP (formerly Farber & Hass LLP) (“Farber”) as its principal independent accountant. This decision to engage Farber was ratified by the majority approval of the Board of Directors of the Company. On June 09, 2006 Farber notified the Company that they currently do not have the manpower to continue with the audit at this time and therefore has resigned as the Company’s auditors. On June 16, 2006, the Company agreed to terminate Farber as its principal independent accountant and engaged De Joya Griffith & Company, LLC as its principal independent accountant. This decision to engage De Joya Griffith & Company, LLC was ratified by the majority approval of the Board of Directors of the Company.

(ii) Management of Caribbean American Health Resorts, Inc has not had any disagreements with Beutel related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the two most recent fiscal years and any subsequent interim period through Beutel’s termination on May 20, 2005, there has been no disagreement between the Company and Beutel on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Beutel would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. Also Management of Caribbean American Health Resorts, Inc / Vital Health Technologies, Inc. (“Vital Inc.”) has not had any disagreements with Farber related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Farber has not issued any report on our financial statements since they were engaged.

(iii) The Company’s Board of Directors participated in and approved the decision to change independent accountants. Firstly, the decision to change Beutel was based on a request from the SEC, as noted in their letter dated May 3, 2005. This change was made solely because Beutel is not registered with the PCAOB and for no other reasons. Beutel’s audit report for either of the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except for the going concern opinion issued in the audit report.

Secondly, the decision to change Farber was made only at their request based on the fact that they were unable to continue the audit at this time due to the lack of sufficient personnel and for no other reason.

(iv) In connection with its review of financial statements through June 9, 2006, there have been no disagreements with Farber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Farber would have caused them to make reference thereto in their report on the financial statements.

(v) During the most recent audit period and the interim period subsequent to June 9, 2006, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

(vi) The Company requested that Farber furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an Exhibit to the Form 8-K.

(2)           New Independent Accountants:

(i) The Company engaged, De Joya Griffith & Company, LLC, Henderson, Nevada, as its new independent auditors as of June 16, 2006. Prior to such date, the Company, did not consult with De Joya Griffith & Company, LLC regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered to De Joya Griffith & Company, LLC (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

There have been no other changes in or disagreements with accountants during the last three fiscal years.

ITEM 8A.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2004.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name	Age	Position	Director Since

Halton Martin	56	Chief Executive Officer Director	March, 2003

Dr Orlando Pile	56	Director	March, 2003

Paul Meye	61	Director	March, 2003

Dr David Waldron	55	Director	March, 2003

All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors. The company is presently conducting negotiations with three former securities specialists to serve as officers of the company.

The following is information on the business experience of each director and officer.

Halton Martin is the President, Chief Operating Officer and Chief Executive Officer of the company. He has over 20 years experience in the business and financial industry. Mr. Martin served as President of The Royal Caribbean Hotel Corporation in Barbados. During that period, Mr. Martin gained extensive experience in the marketing, financial and business operations in the hospitality industry. Mr. Martin owned and operated a full line insurance agency and was General Agent for California Western States Life Insurance Company in Sacramento, California. He was a licensed registered representative with the National Association of Security Dealers from 1972 to 1983 and was associated with several brokerage firms nationally. Mr. Martin has spent several years working with the young resident physicians at the Martin Luther King Hospital and Harbor General Hospitals in California. He developed many financial programs for doctors. In 1995, Mr. Martin became the Secretary of the Board of Trustees for Quantum University. This University is a chiropractic facility with studies in the areas of alternative medicine. He also became Vice President of the Business Development for the said University. Mr. Martin has been involved in the politics of the Caribbean and took part in the 1990 general election. He has spoken at many business seminars and was a featured speaker at the CACCI Annual Conference in New York's World Trade Center on "Doing Business in the Caribbean" in 1994.

Mr. Martin is a member of the American of the Association of Governing Boards of Universities and Colleges. Mr. Martin holds a Bachelor of Science degree in Accounting and Finance from Devry University in Southern California. Mr. Martin has extensive experience in dealing with all types of investors, underwriters, physicians and industry personnel.

Dr. Orlando Pile collaborates with physicians of Alternative Medicine to promote methods of enhancing the Immune System and improving Nutrition. He speaks to many organizations and universities throughout the United States, Canada and the Caribbean. As a physician specialist for the Los Angeles County Sheriff’s Department, Dr. Pile is the Chief of Communicable Diseases. Having worked with the Department of Justice on numerous projects, he is at the forefront of this specialty. In addition, the doctor is a member of the distinguished faculty of Correctional Physicians on HIV/AIDS. He has lectured extensively and participated in many conferences on Infectious Diseases in the correctional sector, as well as the community at large. Currently, he collaborates with physicians of Alternative Medicine in an effort to promote ways of enhancing the Immune System and improving nutrition. In addition to this, the doctor still finds time for the local community by offering his services to sports medicine in the youth and high school football programs. The doctor is a senior member of the medical staff of Robert F. Kennedy Medical Center in Hawthorne, as well as Centinela Hospital Medical Center in Inglewood, and maintains a very successful practice in Inglewood and Los Angeles, California.

Paul Meye is the Vice President of Finance for the corporation. He is a tax accountant who lives in Orange County and has practiced for thirty years. His practice boasts a number of clients from across the United States and several foreign countries.

Dr. David Waldron is Vice President and will oversee medical operations as a Director of the corporation. He is a surgeon with 20 years experience within the specialty of ophthalmology. Dr. Waldron works with several programs for the state of California and oversees an independent group of physicians (IPA).

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2004.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics designed to comply with Item 406 of Regulation S-B. A copy of our Code of Business Conduct and Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for December 31, 2003. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to the company at 9454 Wilshire Blvd, Suite 600, Beverly Hills, CA. 90212.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Cash and Other Compensation

The following table shows, for the fiscal year 2004 the cash compensation paid by the company as well as certain other compensation paid accrued for those years, to Halton Martin, the company’s chief Executive Officer

Name and address Of beneficial owner	Year	Salary	Bonus	Options
Halton Martin	2004	$0	$0
President/CEO	2003	$0	$0

Dr Orlando Pile	2004	$0	$0
Director	2003	$0	$0

Paul Meye	2004	$0	$0
Director	2003	$0	$0

Dr David Waldron	2004	$0	$0
Director	2003	$0	$0

Mr. Martin was appointed an executive officer in March 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 31, 2007, the number and percentage of the 15,744,301 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, the company beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive to the company with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class
of Beneficial Owner

Halton Martin	9,000,000	60

Equity Compensation Plan Table

The following table sets forth aggregate information regarding grants under all equity compensation plans of the company as of December 31, 2004:

	Number of Securities to be Issued upon Exercise of outstanding options, Warrants and rights	Weighted Average exercise price of outstanding options, Warrants and rights
Plan Category	(a)	(b)

Equity compensation plans	0	$0
approved by security shareholders

Equity compensation plans not	0	$0
approved by security shareholders

Total	0	$0

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are continued borrowings and repayments from certain shareholders.

ITEM 13.  EXHIBITS

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit Index

SEC Ref. No.
Exhibit 3.1	Articles of Incorporation.*

Exhibit 3.2	Bylaws.*

Exhibit 4.1	Agreement and Plan of Share Exchange. **

Exhibit 10.1	Settlement Agreement

Exhibit 10.2	Non-Exclusive License Agreement

Exhibit 14	Code of Ethics.***

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sect ion 302 of Sarbanes Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sect ion 906 of Sarbanes Oxley Act of 2002

*    These items were filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and are incorporated herein by this reference.

**   These items the company filed as exhibits to the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and are incorporated herein by this reference.

***  This item was filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by DeJoya Griffith & Company LLC for the audit of the Company's annual financial statements for fiscal years 2005, 2004 and 2003  is $45,000 in total.

Audit-Related Fees

There are no audit related fees.

All Other Fees

The company was also billed $29,000 in fiscal years 2005 for professional services rendered by Faber & Hass Accountancy Corporation for other products or services.

The Company has not formally designated an audit committee and as a result, the entire board of directors performs the duties of an audit committee.  It's the Board's policy to pre-approve all services provided by The Accountancy Corporation effective as of April 1, 2002.  Since all services provided by the principal accountant are pre-approved, the Company does not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Caribbean American Health Resorts, Inc

Date: June 20, 2007.                                             By: /s/ Halton Martin
                                                  ===================
                                                  Halton Martin, Chief Executive Officer