Form 10KSB
period 2005-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2007-07-17
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2005, or

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

The Registrant's revenues for its most recent fiscal year:  $66,643

The aggregate market value of the common equity held by non-affiliates based on the average bid and asked price as of June 1, 2007 was $ 3,440,817

As of June 1, 2007 the Registrant had outstanding 15,744,301 shares of common stock, par value $0.01.

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

BID PRICES

2005		High Bid	Low Bid
Jan.1 through Mar.31	First Quarter	0.26	0.13
Apr.1 through Jun.30	Second quarter	0.15	0.08
Jul.1 through Sep.30	Third quarter	0.15	0.06
Oct.1 through Dec.31	Fourth quarter	0.14	0.10

2004		High Bid	Low Bid
Jan.1 through Mar.31	First Quarter	1.95	0.70
Apr.1 through Jun.30	Second quarter	0.55	0.43
Jul.1 through Sep.30	Third quarter	0.43	0.25
Oct.1 through Dec.31	Fourth quarter	0.25	0.11

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

The Company incurred net losses of approximately $285,088 for the year ended December 31, 2005 and $8,386,713 for the period from inception through December 31, 2005. The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the commencement of income-generating activities (including, but not limited to, salaries of executive, marketing, and other personnel). The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

The Company has an immediate need for additional financing.

The Company has limited operating funds and has nominal cash on hand. The Company has an immediate need for funds in order to finance its business operations. As of December 31, 2005, the Company had a working capital deficit of approximately $285,088. The working capital requirements in the foreseeable future will depend on a variety of factors, including the Company's ability to implement its business plan. In the event that the plans change, the assumptions change or prove to be inaccurate, or the cash flow proves to be insufficient to fund the operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the company will be required to seek additional financing sooner than anticipated or have to curtail its activities. The Company has secured a loan of $1,000,000 of short-term indebtedness as of December 31, 2003. To the extent that it incurs additional indebtedness or any other transaction, the company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The company currently has no sources of revenue from which to repay the indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing will be available to the company on commercially reasonable or acceptable terms, if at all. The ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of the company’s control. The failure to secure necessary financing would have a material adverse effect on the company and could require the company to delay or modify its business plan.

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

Halton Martin, Chief Operating Officer and Chief Financial Officer, owns approximately 60% of the Company's shares of common stock as of June 1, 2007. Therefore, he has the ability to elect the directors and to control the outcome of other issues submitted to the stockholders.

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
(A Development Stage Company)
Beverly Hills, California 90212

We have audited the accompanying balance sheets of Caribbean American Health Resorts, Inc. (A Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005, 2004, and for the period from Inception (September 17, 1998) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caribbean American Health Resorts, Inc. (A Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005, 2004, and for the period from Inception (September 17, 1998) to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

De Joya Griffith & Company, LLC
Henderson, Nevada
July 12, 2007

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2005

ASSETS
Current assets
Cash and equivalents	$494,239
Inventory	9,307
Other current assets	4,408

Total current assets	507,954

$507,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	24,994
Accrued expenses	22,414
Accrued interest	237,826
Advance from stockholder	130,683
Other current liabilities - line of credit	14,007
Note payable	1,000,000
Total current liabilities	1,429,924

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,083,793 shares issued and outstanding	150,838
Treasury stock	(13,992)
Additional paid-in capital	7,327,897
Deficit accumulated during the development stage	(8,386,713)
Total shareholders' deficit	(921,970)
$507,954

The accompany notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statement of Operations

			Cumulative
			from inception
			(September 17, 1998)
	Year ended December 31,		to December 31,
	2005	2004	2005

Revenue	$66,643	$5,488	$81,781

Cost of revenue	33,122	-	33,122

Gross profit	33,521	5,488	48,659

Operating costs and expenses:
General and administrative	223,869	220,764	1,900,682
Loss on settlement of obligations	-	-	4,509,263
Total operating costs and expenses	223,869	220,764	6,409,945

Loss from operations	(190,348)	(215,276)	(6,361,286)

Other income (expense)
Interest income	18,502	19,441	41,057
Interest expense	(113,242)	(115,958)	(2,070,484)
Other income	-	-
Total other income (expense)	(94,740)	(96,517)	(2,029,427)

Loss before provision for income taxes	(285,088)	(311,793)	(8,390,713)

Provision for income taxes	-	-	4,000

Net loss	$(285,088)	$(311,793)	$(8,386,713)

Basic and diluted net loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average number
of common shares outstanding	15,083,793	11,109,668

The accompany notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit
From Inception (September 17, 1998) to December 31, 2005

	Preferred Stock		Common Stock					Accumulated
					Additional			During the	Total
	Number		Number		Paid-in	Stock to be	Treasury	Development	Shareholders'
	of Shares	Total	of Shares	Total	Capital	Issued	Stock	Stage	Equity
Founder's shares	2,000,000	$-	3,000,000	$300,000	$(24,488)	$-	$-	$-	$275,512
Shares issued for cash	114,825	241,100		-	-	-	-	-	241,100
Net loss for 1999	-	-	-	-	-	-	-	(387,306)	(387,306)
Balance, December 31, 1999	2,114,825	241,100	3,000,000	300,000	(24,488)	-	-	(387,306)	129,306
Shares issued for cash	84,750	177,975	-	-	-	-	-	-	177,975
Stock to be issued	-	-	-	-	-	87,377	-	-	87,377
Net loss for 2000	-	-	-	-	-	-	-	(200,874)	(200,874)
Balance, December 31, 2000	2,199,575	419,075	3,000,000	300,000	(24,488)	87,377	-	(588,180)	193,784
Shares issued for cash	26,296	33,157	3,700	370	18,630	(18,117)	-	-	34,040
Stock to be issued	-	-	-	-	-	102,507	-	-	102,507
Net loss for 2001	-	-	-	-	-	-	-	(175,655)	(175,655)
Balance, December 31, 2001	2,225,871	452,232	3,003,700	300,370	(5,858)	171,767	-	(763,835)	154,676
Shares issued for cash	-	-	210,573	21,057	308,130	(171,767)	-	-	157,420
Shares issued for services	-	-	100,000	10,000	90,000	-	-	-	100,000
Net loss for 2002	-	-	-	-	-	-	-	(310,594)	(310,594)
Balance, December 31, 2002	2,225,871	452,232	3,314,273	331,427	392,272	-	-	(1,074,429)	101,502
Conversion of preferred to common	(2,225,871)	(452,232)	6,472,022	647,202	(194,970)	-	-	-	-
Recapitalization	-	-	3,741,250	(843,353)	843,353	-	-	-	-
Shares issued in settlement of interest	-	-	369,600	3,696	1,493,184	-	-	-	1,496,880
Shares issued in settlement of debt	-	-	1,186,648	11,866	4,794,058	-	-	-	4,805,924
Shares purchased for cash	-	-	-	-	-	-	(13,992)	-	(13,992)
Net loss for 2003	-	-	-	-	-	-	-	(6,715,403)	(6,715,403)
Balance, December 31, 2003	-	-	15,083,793	150,838	7,327,897	-	(13,992)	(7,789,832)	(325,089)
Net loss for 2004	-	-	-	-	-	-	-	(311,793)	(311,793)
Balance, December 31, 2004	-	-	15,083,793	150,838	7,327,897	-	(13,992)	(8,101,625)	(636,882)
Net loss for 2005	-	-	-	-	-	-	-	(285,088)	(285,088)
Balance, December 31, 2005	-	$-	15,083,793	$150,838	$7,327,897	$-	$(13,992)	$(8,386,713)	$(921,970)

The accompany notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statement of Cash Flows

			Cumulative
			from inception
			(September 17, 1998)
	Year ended December 31,		to December 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(285,088)	$(311,793)	$(8,386,713)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on settlement of obligations	-	-	4,509,263
Issuance of common stock for services	-	-	100,000
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
(Increase) in inventory	(9,307)	-	(9,307)
(Increase) in other current assets	(2,708)	(500)	(4,408)
Increase (decrease) in accounts payable	(18,286)	37,405	24,994
Increase (decrease) in accrued expenses	(1,215)	1,582	24,688
Increase (decrease) in accrued interest	112,529	102,300	237,826
Net cash used by operating activities	(204,075)	(171,006)	(2,006,777)

Cash flows from financing activities:
Proceeds from advances from line of credit	(31,246)	45,253	483,117
Advances (repayments) from related party	75,746	915	130,682
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	-	-	348,185
Proceeds from notes payable	-	-	1,000,000
Net cash provided by financing activities	44,500	46,168	2,501,016

Net increase (decrease) in cash	(159,575)	(124,838)	494,239
Cash, beginning of period	653,814	778,651	-
Cash, end of period	$494,239	$653,813	$494,239

The accompany notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005

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
December 31, 2005

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses totaled $99 in 2005 and $1,450 in 2004.

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Insturments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities that are deemed to be financial instruments.  The carrying amounts and estimated fair values of the company’s financial instruments approximate their fair value due to their short-term nature.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and SFAS No. 3 (“SFAS 154”). SFAS No. 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on the consolidated financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005

2.        Note payable

The Company obtained a note payable of $1,000,000 from Sonsai Corporation.  The note renews annually on December 31 and bears interest at 10%.

3.        Related party transactions

The Company has received advances from a shareholder totaling $130,683.  These advances are due on demand and bear no interest.

4.        Shareholders’ equity (deficit)

Preferred stock issuances
In 1999, the Company issued 2,000,000 founder’s shares of its preferred stock to the president of the Company for $-0-.

In 1999, the Company issued 2,114,825 shares of its preferred stock for $241,100.  Each share is convertible into three shares of common stock.

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

Common stock issuances
In 1999, the Company issued 3,000,000 founder’s shares of its common stock to the president o fhte Company for $3,000.

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

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005

4.        Shareholders’ equity (deficit)

Common stock issuances (continued)

In 2002, the Company issued 210,573 shares of its common stock for $329,187, which includes the $69,260 and $102,507 received in 2000 and 2001, respectively.  In addition, the Company issued 100,000 shares of its common stock for services valued at $100,000.

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

5.       Commitments and contingencies

Rent expense
Rent expense charged to operations totaled $27,591 in 2005 and $18,288 in 2004.

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

ITEM 8A.                                CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2005.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

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

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2005.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Cash and Other Compensation

The following table shows, for the fiscal year 2004 the cash compensation paid by the company as well as certain other compensation paid accrued for those years, to Halton Martin, the company’s chief Executive Officer.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 1, 2007, the number and percentage of the 15,744,301 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, the company beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive to the company with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class
of Beneficial Owner

Halton Martin	9,000,000	60

Equity Compensation Plan Table

The following table sets forth aggregate information regarding grants under all equity compensation plans of the company as of December 31, 2005:

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

                                                  Caribbean American Health Resorts, Inc

Date: June 26, 2007.                                             By: /s/ Halton Martin
                                                  ===================
                                                  Halton Martin, Chief Executive Officer