Form 10QSB
period 2006-03-31
VITAL HEALTH TECHNOLOGIES INC
filed 2008-01-09
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-15243

CARIBBEAN AMERICAN HEALTH RESORTS,INC/VITAL HEALTH TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1618186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2006: 15,093,793 shares of common stock.

CARIBBEAN AMERICAN HEALTH RESORTS,INC/ VITAL HEALTH TECHNOLOGIES, INC

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

March 31,
2006
ASSETS
Current assets
Cash and equivalents	$345,325
Inventory	8,906

Total current assets	354,231

Equipment, net of accumulated depreciation of $78	2,265

Deposit	2,458
Total assets	$358,954

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Note payable	$1,000,000
Advance from stockholder	14,140
Accounts payable	43,483
Accrued expenses	8,654
Accrued interest	268,348
Other current liabilities - line of credit	14,007
Total current liabilities	1,348,632

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,093,793 shares issued and outstanding	150,938
Treasury stock	(13,992)
Additional paid-in capital	7,328,798
Deficit accumulated during the development stage	(8,455,422)
Total shareholders' deficit	(989,678)
Total liabilities and shareholders’ deficit	$358,954

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(Sept. 17, 1998)
	March 31,		to March 31,
	2006	2005	2006

Revenue	$5,654	$11,787	$87,435

Cost of revenue	3,570	11,031	36,692

Gross profit	2,084	756	50,743

Operating costs and expenses:
General and administrative	38,881	101,705	1,931,563
Loss on settlement of obligations	-	-	4,509,263
Total operating costs and expenses	38,881	101,705	6,440,826

Loss from operations	(36,797)	(100,949)	6,390,083

Other income (expense):
Interest income	1	3,516	41,058
Interest expense	(31,113)	(25,041)	(2,101,597)
	(31,112)	(21,525)	(2,060,539)

Loss before provision for income taxes	(67,909)	(122,474)	(8,450,622)

Provision for income taxes	800	-	4,800

Net Loss	$(68,709)	$(122,474)	$(8,455,422)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	15,089,682	15,083,793

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			from inception
	Three Months Ended		(Sept. 17, 1998)
	March 31,		to March 31,
	2006	2005	2006
Cash flows from Operating activities
Net loss	$(68,709)	$(122,474)	$(8,455,422)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	78	-	78
Loss on settlement of debt obligation	-	-	4,509,263
Issuance of common stock for services	1,001	-	101,001
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
Decrease (increase) in inventory	401	(3,970)	(8,906)
Decrease (increase) in current other assets	4,408	-	-
Decrease (increase) in deposits	(2,458)	-	(2,458)
Increase (decrease) in accounts payable	18,489	(5,394)	43,483
Increase (decrease) in accrued expenses	(13,760)	(15,775)	10,928
Increase (decrease) in accrued interest	30,522	25,000	268,348
Net cash from (used in) operating activities	(30,028)	(122,613)	(2,036,805)

Cash flows from investing activities:
Purchase of equipment	(2,343)	-	(2,343)
Net cash from (used in) investing activities	(2,343)	-	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	-	483,117
Advances (repayments) from related party	(116,543)	59,784	14,139
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	-	-	348,185
Proceeds from notes payable	-	-	1,000,000
Net cash provided by (used in) financing activities	(116,543)	59,784	2,384,473

Net (decrease) increase in cash	(148,914)	(62,829)	345,325

Cash, beginning of period	494,239	653,813	-

Cash, end of period	$345,325	$590,984	$345,325

Supplemental cash flow information
Interest paid	$556	$41	$367,000
Income taxes paid	$-	$800	$5,600

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2006

1.       Organization and summary of significant accounting policies

Organization and line of business

Caribbean American Health Resorts, Inc., formerly Vital Health Technologies, Inc., (the “Public Company” or the “Company”) was incorporated on April 11, 1960.  On March 10, 2003, the Public Company consummated an Agreement and Plan of Reorganization to acquire all of the outstanding capital stock of Caribbean American Health Resorts, Inc. (“CAHR”) a closely held private company, in an exchange for 9,786,295 shares of the Public Company’s common stock (“CAHR transaction”).  Prior to the CAHR transaction, the Public Company sold off its remaining assets and operations and had 3,741,250 shares of common stock issued and outstanding.  Following the transaction, the Public Company changed its name from Vital Health Technologies, Inc. to Caribbean American Health Resorts, Inc. and had 13,527,545 shares of common stock issued and outstanding.

The accounting treatment of the CAHR transaction was determined by the following:

1.	The Public Company was a non-operating public company (having no operations or assets);
2.	The shareholders of CAHR became the controlling shareholders of the combined company; and
3.	The management and operations of the combine company continue to be those of CAHR.

For accounting purposes, the CAHR transaction is considered to be a capital transaction in substance, rather than a business combination.  The result of the CAHR transaction is treated, in the accompanying financial statements as equivalent to the issuance of shares by a private company (CAHR) for the non-monetary assets of a non-operational public company (Public Company), accompanied by a recapitalization.  The accounting for the CAHR transaction is similar to that resulting from a reverse acquisition.  Accordingly, the historical financial information of the accompanying financial statements is that of CAHR.  All shares included in the Statement of Stockholder’s Equity have been presented as if the acquisition had occurred at the date of inception, September 17, 1998, of CAHR.

The shares of the Public Company outstanding prior to the merger (3,741,250) have been shown as a recapitalization of CAHR as of March 10, 2003.

Caribbean American Health Resorts, Inc. (A Development Stage Company) plans to develop world class health resorts in the Caribbean Island of Barbados.  The health and longevity facilities will provide five star luxury accommodations, reconstructive and elective surgery.  Programs will include detox, rehab, spa and weight reduction, along with holistic health and longevity and a full range of traditional spa services.  Caribbean American Health Resorts will also distribute a variety of herbal-based vitamins and dietary supplements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2006

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

2.       Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For March 31, 2006 and 2005 there were no common stock equivalents.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guaranteed of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 2 Description of Business", "Item 6. Management's Discussion and Analysis or Plan of Operation" and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

•  Market the products and services aggressively to target Customers

CAHR will market its health services aggressively to business executive, sports and entertainment clients worldwide as well as targeted Caribbean population.  In January 2005, CAHR launched a new herbal product line. The line consists of a variety of herbal based vitamins and dietary supplements. The multi-vitamins are claimed to be manufactured from the finest pharmaceutical–grade nutrients and based on the latest scientific research.

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

Three months ended March 31, 2006 and March 31, 2005

The Company generated $5,654 for three months ended March 31, 2006 as compared to $11,787 revenue for the same period March 2005. Cost of Sales for the three months ended March 31, 2006 and 2005 were $3,570 and $11,031 respectively. The changes in revenue and cost of sales for the three months ended March 31, 2006 were due to the introduction of herbal products by the Company. Sales and promotion expense accounts for the increase in cost of sales for the three months ended March 31, 2006.

General and Administrative expenses for the three months ended March 31, 2006 was $38,881 as compared to $101,705 in the same period of 2005. Reduction in legal, accounting, and marketing and promotion expenses caused substantial decrease in General and Administrative for the three months ended March 31, 2006.

The Company had interest expense in the amount of $31,113 for the three months ended March 31, 2006 as compared to the interest expense of $25,041 for the three months ended March 31, 2005. This interest expense is related to the long term debt of $ 1,000,000 borrowed. The interest expense had a slight increase due to bank charges for the three months ended March 31, 2006.

As result of the foregoing, the company realized a net loss of $68,709 for the three months ended March 31, 2006 as compared to a net loss of $122,474 for the same period 2005. This reduction in net loss by the Company for the period ending March 31, 2006 was basically due to an increase in revenue over the previous period ending March 31, 2005

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Item 3.                      CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2006.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority

Item 2.              Sale of Equity Securities and Use of Proceeds

None

Item 3.              Defaults upon Senior Securities

None

Item 4.              Submission of Matters to a Vote of Security Holders

None

Item 5.              Other Information

None

Item 6.              Exhibits

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

Vital Health Technologies, Inc.

Date: January 8, 2008	By: /s/ Halton Martin
Halton Martin, Director,
Chief Financial Officer and
Chief Executive Officer