Form 10QSB
period 2006-06-30
VITAL HEALTH TECHNOLOGIES INC
filed 2008-01-09
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 15,093,793 shares of common stock.

CARIBBEAN AMERICAN HEALTH RESORTS,INC/ VITAL HEALTH TECHNOLOGIES, INC

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

June 30,
2006
ASSETS
Current assets
Cash and equivalents	$300,967
Inventory	7,339
Total current assets	308,306

Equipment, net of accumulated depreciation of $195	2,148

Deposit	2,458
Total assets	$312,912

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Note payable	$1,000,000
Advance from stockholder	35,639
Accounts payable	46,940
Accrued expenses	8,654
Accrued interest	299,970
Other current liabilities - line of credit	14,007
Total current liabilities	1,405,210

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,093,793 shares issued and outstanding	150,938
Treasury stock	(13,992)
Additional paid-in capital	7,328,798
Deficit accumulated during the development stage	(8,558,042)
Total shareholders' deficit	(1,092,298)
Total liabilities and shareholders’ deficit	$312,912

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(Sept. 17, 1998)
	June 30,		June 30,		to June 30,
	2006	2005	2006	2005	2006

Revenue	$8,487	$11,787	$14,141	$33,928	$95,922

Cost of revenue	3,708	11,031	7,278	21,187	40,400

Gross profit	4,779	756	6,863	12,741	55,522

Operating costs and expenses:
General and administrative	74,989	38,206	113,870	158,124	2,006,552
Loss on settlement of obligations	-	-	-	-	4,509,263
Total operating costs and expenses	74,989	38,206	113,870	158,124	6,515,815

Loss from operations	(70,210)	(37,450)	(107,007)	(145,383)	(6,460,293)

Other income (expense):
Interest income	2	3,516	3	7,693	41,060
Interest expense	(32,412)	(25,041)	(63,525)	(50,041)	(2,134,009)
	(32,410)	(21,525)	(63,522)	(42,348)	(2,092,949)

Loss before provision for income taxes	(102,620)	(58,975)	(170,529)	(187,731)	(8,553,242)

Provision for income taxes	-	-	800	-	4,800

Net Loss	$(102,620)	$(58,975)	$(171,329)	$(187,731)	$(8,558,042)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	15,093,793	15,083,793	15,091,749	15,083,793

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(Sept. 17, 1998)
	June 30,		to June 30,
	2006	2005	2006
Cash flows from Operating activities
Net loss	$(171,329)	$(187,731)	$(8,558,042)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	195	-	195
Loss on settlement of debt obligation	-	-	4,509,263
Issuance of common stock for services	1,001	-	101,001
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
Decrease (increase) in inventory	1,968	(6,036)	(7,339)
Decrease (increase) in current other assets	4,408	-	-
Decrease (increase) in other assets	(2,458)	-	(2,458)
Increase (decrease) in accounts payable	21,946	7,232	46,940
Increase (decrease) in accrued expenses	(13,760)	(15,775)	10,928
Increase (decrease) in accrued interest	62,144	50,000	299,970
Net cash from operating activities	(95,885)	(152,310)	(2,102,662)

Cash flows from investing activities:
Purchase of equipment	(2,343)	-	(2,343)
Net cash from investing activities	(2,343)	-	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	-	483,117
Advances (repayments) from related party	(95,044)	55,608	35,638
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	-	-	348,185
Proceeds from notes payable	-	-	1,000,000
Net cash from financing activities	(95,044)	55,608	2,405,972

Net (decrease) increase in cash	(193,272)	(96,702)	300,967

Cash, beginning of period	494,239	653,813	-

Cash, end of period	$300,967	$557,111	$300,967

Supplemental cash flow information
Interest paid	$1,201	$131	$367,645
Income taxes paid	$-	$800	$5,600

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
June 30, 2006

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
June 30, 2006

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2006 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

2.       Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the periods ended June 30, 2006 and 2005 there were no common stock equivalents.

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

Three months ended June 30, 2006 and June 30, 2005

The Company generated $8,487 for three months ended June 30, 2006 as compared to $22,141 revenue for the same period June 2005. Cost of Sales for the three months ended June 30, 2006 and 2005 were $3,708 and $10,156 respectively. Introduction of new herbal products accounted for the change in revenue and changes in cost of sales for the three months ended June 30, 2006.

General and Administrative expenses for the three months ended June 30, 2006 was $74,989 as compared to $38,206 in the same period of 2005. Additional personnel, marketing and promotion caused an increase in General and Administrative expenses for the three months ended June 30, 2006

The Company had interest expense in the amount of $32,412 for the three months ended June 30, 2006 as compared to the interest expense of $25,041 for the three months ended June 30, 2005. This interest expense is related to the long term debt of $ 1,000,000 borrowed. Interest expense increased due to the bank carrying charges.

As result of the foregoing, the company realized a net loss of $102,620 for the three months ended June 30, 2006 as compared to a net loss of $58,975 for the same period 2005.

The increase of the net loss for the company for the three month period ending June 30, 2006 over the previous three month period ending June 30, 2005 was due to an increase in marketing and promotion costs. The company has realized a net loss of $171,329 for the six month period ended June 30, 2006 as compared to a net loss of $187,731 for the same six month period ended June 30, 2005. However, an increase in revenue accounts for the overall reduction in a total net loss for the period six months ended June 30, 2006 over the six month period ended June 30, 2005

Six months ended June 30, 2006 and June 30, 2005

The company generated $14,141 for the six months ended June 30, 2006 as compared to $33,928 for the six months ended June 30, 2005. Cost of sales for the six months ended June 30, 2006 $7,278 and $21,187 respectfully. The introduction of new herbal product line caused the changes in revenue and cost of sales in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

General and Administrative expenses for six months ended June 30, 2006 was $113,870 as compared to $158,124 for the six months ended June 30, 2005. Changes in market, promotion and personnel expenses accounted for the above charges in the six months period ended June 30, 2006.

The Company had interest expenses in the amount of $63,525 for the six months ended June 30, 2006 as compared to interest expense of $50,041 for six months ended June 30, 2005. Most of the expense is related to a long term debt of $1,000,000 borrowed. Bank carrying charges accounts for the increase in the six months ended June 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Item 3.                      CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2006.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

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