Form 10QSB
period 2006-09-30
VITAL HEALTH TECHNOLOGIES INC
filed 2008-01-09
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006: 15,093,793 shares of common stock.

CARIBBEAN AMERICAN HEALTH RESORTS,INC/ VITAL HEALTH TECHNOLOGIES, INC

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

September 30,
2006
ASSETS
Current assets
Cash and equivalents	$60,796
Inventory	3,854
Total current assets	64,650

Equipment, net of accumulated depreciation of $195	2,031

Deposits	205,511
Total assets	$272,192

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Note payable	$1,000,000
Advance from stockholder	39,046
Accounts payable	84,529
Accrued expenses	8,654
Accrued interest	332,736
Other current liabilities - line of credit	14,007
Total current liabilities	1,478,972

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,093,793 shares issued and outstanding	150,953
Treasury stock	(13,992)
Additional paid-in capital	7,330,283
Deficit accumulated during the development stage	(8,674,024)
Total shareholders' deficit	(1,206,780)
Total liabilities and shareholders’ deficit	$272,192

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(Sept. 17, 1998)
	September 30,		September 30,		to Sept. 30,
	2006	2005	2006	2005	2006

Revenue	$7,811	$11,497	$21,952	$45,425	$103,733

Cost of revenue	6,633	6,517	13,911	27,704	47,033

Gross profit	1,178	4,980	8,041	17,721	56,700

Operating costs and expenses:
General and administrative	83,372	3,155	197,242	161,279	2,089,924
Loss on settlement of obligations	-	-	-	-	4,509,263
Total operating costs and expenses	83,372	3,155	197,242	161,279	6,599,187

Loss from operations	(82,194)	1,825	(189,201)	(143,558)	(6,542,487)

Other income (expense):
Interest income	1	5,186	4	12,879	41,061
Interest expense	(33,789)	(25,183)	(97,314)	(75,224)	(2,167,798)
	(33,788)	(19,997)	(97,310)	(62,345)	(2,126,737)

Loss before provision for income taxes	(115,982)	(18,172)	(286,511)	(205,903)	(8,669,224)

Provision for income taxes	-	-	800	-	4,800

Net Loss	$(115,982)	$(18,172)	$(287,311)	$(205,903)	$(8,674,024)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	15,094,184	15,083,793	15,092,570	15,083,793

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(Sept. 17, 1998)
	September 30,		to Sept. 30,
	2006	2005	2006
Cash flows from Operating activities
Net loss	$(287,311)	$(205,903)	$(8,674,024)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	312	-	312
Loss on settlement of debt obligation	-	-	4,509,263
Issuance of common stock for services	1,001	-	101,001
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
Decrease (increase) in inventory	5,453	(3,449)	(3,854)
Decrease (increase) in current other assets	4,408	(250)	-
Decrease (increase) in other assets	(205,511)	(2,458)	(205,511)
Increase (decrease) in accounts payable	59,535	(9,197)	84,529
Increase (decrease) in accrued expenses	(13,760)	(15,775)	10,928
Increase (decrease) in accrued interest	94,910	75,000	332,736
Net cash from operating activities	(340,963)	(162,032)	(2,347,740)

Cash flows from investing activities:
Purchase of equipment	(2,343)	-	(2,343)
Net cash from investing activities	(2,343)	-	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	-	483,117
Advances (repayments) from related party	(91,637)	50,422	39,045
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	1,500	-	349,685
Proceeds from notes payable	-	-	1,000,000
Net cash from financing activities	(90,137)	50,422	2,410,879

Net (decrease) increase in cash	(433,443)	(111,610)	60,796

Cash, beginning of period	494,239	653,813	-

Cash, end of period	$60,796	$542,203	$60,796

Supplemental cash flow information
Interest paid	$1,201	$131	$367,645
Income taxes paid	$-	$800	$5,600

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

The accompanying notes are an integral part of these condensed financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2006

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
September 30, 2006

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

2.       Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the periods ended September 30, 2006 and 2005 there were no common stock equivalents.

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

Three months ended September 30, 2006 and September 30, 2005

The Company generated $7,811 for three months ended September 30, 2006 as compared to $11,497 revenue for the same period September 2005. Cost of Sales for the three months ended September 30, 2006 and 2005 were $6,633 and $6,517 respectively. Increase in sales of herbal products accounted for the increase in revenue for the nine months ended September 30, 2006.

General and Administrative expenses for the three months ended September 30, 2006 were $83,372 as compared to $3,155 in the same period of 2005. The increase of personnel and marketing promotion costs and the loss of revenue for this period account for the substantial increase in net loss of the company for the three month period ended September 30, 2006 over the previous three month period ended September 30, 2005.

The Company had interest expense in the amount of $33,789 for the three months ended September 30, 2006 as compared to the interest expense of $25,183 for the three months ended September 30, 2005. This interest expense is related to the long term debt of $ 1,000,000 borrowed. The increase in interest expenses were due to the bank carrying charges for the nine months ended September 30, 2006.

As result of the foregoing, the company realized a net loss of $115,982 for the three months ended September 30, 2006 as compared to a net loss of $18,172 for the same period 2005.

Nine months ended September 30, 2006 and September 30, 2005

The company generated $21,952 for the nine months ended September 30, 2006 as compared to $45,425 for the nine months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2006 and 2005 $13,911 and $27,704 respectfully. The introduction of new herbal product line caused the changes in revenue and cost of sales in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

General and Administrative expenses for nine months ended September 30, 2006 was $197,242 as compared to $161,279 for the nine months ended September 30, 2005. Changes in market, promotion and personnel expenses accounted for the above charges in the nine months period ended September 30, 2006.

The Company had interest expenses in the amount of $97,314 for the nine months ended September 30, 2006 as compared to interest expense of $75,224 for nine months ended September 30, 2005. Most of the expense is related to a long term debt of $1,000,000 borrowed. Bank carrying charges accounts for the increase in the nine months ended September 30, 2006.

As a result of the foregoing, the company realized a net loss of $287,311 for the nine month period ended September 30, 2006 as compared to a net loss of $205,903 for the nine month period ended September 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Item 3.                      CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2006.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

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