Form 10KSB
period 2006-12-31
VITAL HEALTH TECHNOLOGIES INC
filed 2008-01-09
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission File No. 000-15243

CARIBBEAN AMERICAN HEALTH RESORTS,INC/VITAL HEALTH TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota	41-1618186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9454 Wilshire Boulevard, Suite 600, Beverly Hills, CA 90212

(Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (310) 278-3108

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:
Common Stock, par value 0.01

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements Incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant's revenues for its most recent fiscal year:  $30,785

The aggregate market value of the common equity held by non-affiliates based on the average bid and asked price as of November 1, 2007 was $ 5,982,006

As of November 1, 2007 the Registrant had outstanding 15,741,250 shares of common stock, par value $0.01.

Documents incorporated by reference:  None

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

Part I

1.	Description of Business

2.	Description of Property

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Common Equity, Related Stockholder Matters and small business issues; purchases of equity securities

6.	Management's Discussion and Analysis or Plan of Operation

7.	Financial Statements

8.	Changes and Disagreements with Accountantson Accounting and Financial Disclosure

8A.	Controls and Procedures

8B.	Other Information

Part III

9.	Directors and Executive Officers of the Registrant.

10.	Executive Compensation

11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

12.	Certain Relationships and Related Transactions

13.	Exhibits

14.	Principal Accountant Fees and Services

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guaranteed of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business”, "Item 6. Management's Discussion and Analysis or Plan of Operation" and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

The Company moved its headquarters to Beverly Hills, California. The current directors of Vital Health Technologies, Inc have resigned effective March 18, 2003 and Management and Board of Directors of Caribbean American Health Resorts, Inc have been appointed in their place.

Caribbean American Health Resorts, Inc (a development stage company) plans to develop, own and operate world class health and longevity facilities ("resorts") in the Caribbean on the island of Barbados. The Health and Longevity facility  is intended to provide five star luxury accommodations and services for reconstructive surgery, detoxification and rehabilitation programs, spa and the company weight reduction programs, corporate wellness and a series of holistic health and longevity programs to promote and maintain a healthy mind and body. The resort will also offer tennis courts, mineral pools, and a full range of services such as body wraps, traditional massages and special services. Caribbean American Health Resorts, Inc will also distribute a variety of herbal based vitamins and dietary supplements.

Caribbean American Health Resorts, Inc intends to be the global leader in providing herbal health products, premium spa treatments and reconstructive/elective surgical services (“Health Services”) to wealthy individuals in a luxury vacation destination setting.   The Health Services will be offered through the planned world class health and longevity facilities (“resorts”) in the Caribbean.  The company believes that the planned world class resorts in the Caribbean combined with the talent of leading surgeons and physicians from major cities in the United States will create a compelling value proposition for athletes, musicians, actors, entertainment artists and business executives seeking to escape from stress or fatigue or those seeking an ideal environment conducive to rapid recuperation after constructive/elective surgical procedures.

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

Competition

There are hundreds of health spas and resorts worldwide. They all have special programs and atmosphere. The greatest competitors will be the facilities located in the United States of America which is the primary target. Palm Springs, California boasts a number of private spas with social menus and programs for the most discerning clientele. Caribbean American Health Resorts intends to offer a more specialized service to the industry.  This service will include most of those services offered by the competitors. CAHR’s focus will be concentrated on a more medically equipped facility with emphasis on reconstructive surgery and elective surgery, detox programs and corporate the wellness, totally carried by specialists and advanced trained professionals in the particular discipline.

Employees

Caribbean American Health Resorts has two full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 700 square feet of office space in Beverly Hills, California, paying $ 1,800 per month on a month-to month basis. We believe that these facilities are adequate to conduct our current operations and we do not expect to seek additional administrative offices for the next 12 months.

ITEM.3  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and to the best of its knowledge, no such proceedings by or against the Company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal year ended 2006 as covered by this report on form 10-KSB.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Caribbean American Health Resorts, Inc common stock trades on the Pink Sheets under the ticker symbol CAHR.PK. There are currently 5 market makers for the Company's stock. The trading volume has been low due to several factors including general market conditions and limited resources for the Company to implement its business plan. With the recent acquisition agreement with Caribbean American Health Resorts, Inc and improved market conditions, the trading volume for the stock should improve; however, there is no assurance that trading volume will improve in the future. Even if trading volume market should improve, there is no way of determining what the market price may be at any future time.

The following table shows the range of closing bid prices for the company’s Common Stock in the over-the-counter market for the calendar quarters indicated.  The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. [Internet Yahoo Finance)

BID PRICES

2006		High Bid	Low Bid
Jan.1 through Mar.31	First Quarter	0.22	0.10
Apr.1 through Jun.30	Second quarter	0.15	0.07
Jul.1 through Sep.30	Third quarter	0.15	0.06
Oct.1 through Dec.31	Fourth quarter	0.15	0.10

2005		High Bid	Low Bid
Jan.1 through Mar.31	First Quarter	0.26	0.13
Apr.1 through Jun.30	Second quarter	0.15	0.08
Jul.1 through Sep.30	Third quarter	0.15	0.06
Oct.1 through Dec.31	Fourth quarter	0.14	0.10

At November 1, 2007 there were approximately 956 holders of record of the Company's 15,741,250 issued and outstanding shares of common stock at $0.01 par value.

The Company has never declared a cash dividend on its Common Stock. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Minnesota law.

Merger with Caribbean American Health Resorts, Inc.

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

The Company moved its headquarters to Beverly Hills, California. The current directors of Vital Health Technologies, Inc have resigned effectively March 18, 2003 and Management and Board of Directors of Caribbean American Health Resorts, Inc have been appointed in their place.

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

CAHR intends to market its health services aggressively to business executive, sports and entertainment clients worldwide as well as targeted Caribbean population.  In January 2005, CAHR launched a new herbal product line. The line consists of a variety of herbal based vitamins and dietary supplements. The multi-vitamins are claimed to be manufactured from the finest pharmaceutical–grade nutrients and based on the latest scientific research.

•	Implement a Discipline Financial Strategy

CAHR ‘s financial strategy will be focused on maximizing profitability and minimizing financial risks.  To this end, the company will focus on achieving the right balance between equity and debt in the capital structure to ensure that CAHR maintains adequate financial flexibility to adjust successfully to changes in the market place.  The company believes that a disciplined financial approach will also enable us to capitalize on opportunistic expansion opportunities throughout the Caribbean.

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

Year Ended December 31, 2006 and December 31, 2005

The Company generated $30,785 for the year ended December 31, 2006 as compared to $66,643 revenue for the same period December 2005. Cost of Sales for the year ended December 31, 2006 and 2005 were $15,501 and $33,122 respectively. This change (reduction) in Revenue and Cost of Sales was caused by the fact that one of our major supplier closed its doors. However, we have since secured a new supplier for the products and expect to see an increase in sales over the next quarters.

General and Administrative expenses for the year ended December 31, 2006 were $255,456 as compared to $223,869 the same period of 2005. This change in General and Administrative expenses was due to an increase in market and promotion to generate new revenue for the company.

The Company had interest expense in the amount of $134,371 for the year ended December 31, 2006 as compared to the interest expense of $113,242 for the year ended December 31, 2005. This interest expense is related to the long term debt of $1,000,000 borrowed.

As result of the foregoing, the company realized a net loss of $375,339 for the year ended December 31, 2006 as compared to a net loss of $285,088 for the same period 2005.

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

The Company incurred net losses of approximately $375,339 and $285,088 for the years ended December 31, 2006 and 2005, respectively, and $8,762,052 for the period from inception through December 31, 2006. The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the commencement of income-generating activities (including, but not limited to, salaries of executive, marketing, and other personnel). The Company expects to incur additional losses until such time as it is able to generate sufficient revenues to finance its operations and the costs of expansion. There can be no assurance that the Company will be able to generate such revenues and operate profitably.

The Company has an immediate need for additional financing.

The Company has limited operating funds and has nominal cash on hand. The Company has an immediate need for funds in order to finance its business operations. As of December 31, 2006, the Company had a working capital deficit of approximately $1,297,000. The working capital requirements in the foreseeable future will depend on a variety of factors, including the Company's ability to implement its business plan. In the event that the plans change, the assumptions change or prove to be inaccurate, or the cash flow proves to be insufficient to fund the operations (due to unanticipated expenses, delays, problems, difficulties or otherwise), the company will be required to seek additional financing sooner than anticipated or have to curtail its activities. The Company has secured a loan of $1,000,000 of short-term indebtedness as of December 31, 2003. To the extent that it incurs additional indebtedness or any other transaction, the company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. The company currently has no sources of revenue from which to repay the indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing will be available to the company on commercially reasonable or acceptable terms, if at all. The ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of the company’s control. The failure to secure necessary financing would have a material adverse effect on the company and could require the company to delay or modify its business plan.

The limited operating history subjects the company to the risks of a new business

The Company has a limited operating history upon which to evaluate the future performance and prospects. The prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business in the Health Care and Hospitality Industry, which is an evolving industry characterized by intense competition.

There may be potential liabilities associated with the company which were not discovered at the time of the merger.

The Company may have liabilities that were not discover or may have been unable to discover during the pre-acquisition investigation. Any indemnities or warranties may not fully cover such liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or for other reasons.

Therefore, in the event the company is held responsible for the foregoing liabilities, the Company's operations may be materially and adversely affected.

The ability to attract and retain customers depends on factors the company cannot control.

The ability to attract customers, and the ability of the company to retain customers, will depend on a number of factors, many of which are beyond the control. These factors include:

The market for the services is characterized by rapid technological advances, evolving industry standards, changes in customer requirements and frequent new product and service introductions and enhancements. The industry is characterized by frequent introduction of new products and services. In order for us to achieve market acceptance for the products and services, the company require substantial marketing efforts and the expenditure of significant funds to create both awareness and demand by marketing retailers and consumers. If technologies or standards applicable to the products or services become obsolete or fail to gain widespread consumer acceptance and the company is unable to adapt to such changes, then the business and financial results will be materially and adversely affected.

The company operates in an extremely competitive market and may not be able to compete effectively.

The current and prospective competitors are numerous. The Health Care services business is highly competitive and there are few significant barriers to entry. All of the established competitors have substantially greater financial, technical, marketing, distribution, personnel and other resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the company do. If the marketplace substantially expands and becomes commercially viable, then any of these competitors may expand their services and seek to dominate the marketplace, thereby preventing us from obtaining any meaningful market share. The company intends to compete on the terms of price, customer support, technical expertise, variety of value added services and reliability.

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

Halton Martin Chief Operating Officer and Chief Financial Officer owns approximately 60% of the Company's shares of common stock as of November 1, 2007. Therefore, he has the ability to elect the directors and to control the outcome of other issues submitted to the stockholders.

Difficulty of trading and obtaining quotations for the common stock.

The common stock is currently quoted on the Pink Sheets under the symbol “CAHR.PK.” As a result of trading in the over-the-counter market, an investor would likely find it more difficult to purchase, dispose of, or to obtain quotations as to the price of the common stock. There can be no assurance that a more active trading market will develop, or if developed, that it will be maintained.

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

The common stock is currently a penny stock as defined in the Exchange Act and, as such, the market liquidity for the Common Stock is limited to the ability of broker-dealers to sell common stock in compliance with the abovementioned disclosure requirements.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appears at the end of this report beginning with the Index to Financial Statements on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As part of the Share Exchange Agreement dated March 10, 2003 between Vital Health Technologies, Inc and Caribbean American Health Resorts, Inc the new directors added Beutel Accountancy Corporation as accountants and auditors.

(i) On May 20, 2005, Beutel Accountancy Corporation (“Beutel”) was dismissed as independent auditor for the Company. On May 20, 2005, the Company engaged Farber Hass Hurley & McEwen, LLP (formerly Farber & Hass LLP) (“Farber”) as its principal independent accountant. This decision to engage Farber was ratified by the majority approval of the Board of Directors of the Company. On June 09, 2006 Farber notified the Company that they currently do not have the manpower to continue with the audit at this time and therefore has resigned as the Company’s auditors. On June 16, 2006, the Company agreed to terminate Farber as its principal independent accountant and engaged De Joya Griffith & Company, LLC as its principal independent accountant. This decision to engage De Joya Griffith & Company, LLC was ratified by the majority approval of the Board of Directors of the Company.

(ii) Management of Vital Health Technologies, Inc. (“Vital Inc.”) has not had any disagreements with Beutel related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the two most recent fiscal years and any subsequent interim period through Beutel’s termination on May 20, 2005, there has been no disagreement between the Company and Beutel on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Beutel would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. Also Management of Vital Health Technologies, Inc. (“Vital Inc.”) has not had any disagreements with Farber related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Farber has not issued any report on our financial statements since they were engaged.

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

(iv) In connection with its review of financial statements through May 20, 2005, there have been no disagreements with Farber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Farber would have caused them to make reference thereto in their report on the financial statements.

(v) During the most recent audit period and the interim period subsequent to May 20, 2005, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.

(vi) The Company requested that Farber furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as an Exhibit to the Form 8-K.

(2)   New Independent Accountants:

(i) The Company engaged, De Joya Griffith & Company, LLC, of Henderson, Nevada, as its new independent auditors as of June 16, 2006. Prior to such date, the Company did not consult with De Joya Griffith & Company, LLC regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered De Joya Griffith & Company, LLC (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

There have been no other changes in or disagreements with accountants during the last three fiscal years.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2006.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,

Directors and Officers

     The following table sets forth the names, ages, and positions with the Company for each of the officers and directors of the Company.

Name	Age	Position	Director and Officer Since

Halton Martin	59	Chief Executive Officer, Chief Operating Officer and President	March, 2003

Dr. Orlando Pile	59	Director	March, 2003

Paul Meye	64	Director and Vice President of Finance	March, 2003

Dr. David Waldron	58	Director and Vice President	March, 2003

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

Dr. Orlando Pile collaborates with physicians of Alternative Medicine to promote methods of enhancing the Immune System and improving Nutrition. He speaks to many organizations and Universities throughout the United States, Canada and the Caribbean. As a physician specialist for the Los Angeles County Sheriff’s Department, Dr. Pile is the Chief of Communicable Diseases. Having worked with the Department of Justice on numerous projects, he is at the forefront of this specialty. In addition, the doctor is a member of the distinguished faculty of Correctional Physicians on HIV/AIDS. He has lectured extensively and participated in many conferences on Infectious Diseases in the correctional sector, as well as the community at large. Currently he collaborates with physicians of Alternative Medicine in an effort to promote ways of enhancing the Immune System and improving nutrition. In addition to this, the doctor still finds time for the local community by offering his services to sports medicine in the youth and high school football programs. The doctor is a senior member of the medical staff of Robert F. Kennedy Medical Center in Hawthorne, as well as Centinela Hospital Medical Center in Inglewood, and maintains a very successful practice in Inglewood and Los Angeles, California.

Paul Meye is the Vice President of Finance and Director for the corporation. He is a tax accountant who lives in Orange County and has practiced for thirty years. His practice boasts a number of clients from across the United States and several foreign countries.

Dr. David Waldron is Vice President and Director and will oversee medical operations as a Director of the corporation. He is a surgeon with 20 years experience within the specialty of ophthalmology. Dr. Waldron works with several programs for the state of California and oversees an independent group of physicians (IPA).

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16 of the Securities Exchange Act of 1934, our directors and executive officers and beneficial owners of more than 10% of our common stock are required to file certain reports, within specified time periods, indicating their holdings of, and transactions in, the common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during the fiscal year ended December 31, 2006.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Cash and Other Compensation
The following table shows, for fiscal year 2006 the cash compensation paid by the company as well as certain other compensation paid accrued for those years, to Halton Martin, the company’s chief Executive Officer

Name and address Of beneficial owner	Year	Salary	Bonus	Options
Halton Martin	2006	$0	$0
Director/President/CEO/COO	2003	$0	$0

Dr Orlando Pile	2006	$0	$0
Director	2003	$0	$0

Paul Meye	2006	$0	$0
Director and VP of Finance	2003	$0	$0

Dr David Waldron	2006	$0	$0
Director and VP	2003	$0	$0

Mr. Martin was appointed an executive officer in March 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of November 1, 2007, the number and percentage of the 15,741,250 issued and outstanding shares of the Company's common stock, par value $0.01, which according to the information supplied to the Company, the company beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive to the company with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Common Shares	Percent of Class

Halton Martin	9,000,000	60

Equity Compensation Plan Table

The following table sets forth aggregate information regarding grants under all equity compensation plans of the company as of December 31, 2006:

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by De Joya Griffith & Company LLC for the audit of the Company's annual financial statements for fiscal years 2005 and 2006 is $18,000 and $50,000, respectively.

Audit-Related Fees

The aggregate fees billed in fiscal years 2005 and 2006 for assurance and related services by De Joya Griffith & Company LLC related to the performance of the audit or review of the Company's financial statements was $-0- and $18,000, respectively.  The nature of those services was audit services, annual reports, quarterly reports and accounting consultations in connection with the merger acquisitions.

All Other Fees

The company was also billed $29,000 in fiscal years 2005 and 2006 for professional services rendered by Faber & Hass Accountancy Corporation for other products or services.

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

Caribbean American Health Resorts, Inc

Date: January 8, 2007	By: /s/ Halton Martin
Halton Martin Martin, Chief Executive Officer

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)

Consolidated Financial Statements
December 31, 2006

CARIBBEAN AMERICAN HEALTH RESORTS, INC.

Report of Independent registered Public Accounting Firm

To the Board of Directors and Stockholders
Caribbean American Health Resorts, Inc.
(A Development Stage Company)
Beverly Hills, California 90212

We have audited the accompanying balance sheet of Caribbean American Health Resorts, Inc. (A Development Stage Company) of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006, 2005, and for the period from Inception (September 17, 1998) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement (examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.) We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caribbean American Health Resorts, Inc. (A Development Stage Company) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006, 2005, and for the period from Inception (September 17, 1998) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 8, 2008

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2006

ASSETS
Current assets
Cash and equivalents	$7,408
Inventory	3,854

Total current assets	11,262

Equipment, net	1,913

Deposits	205,511

Total assets	$218,686

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	100,955
Accrued expenses	10,054
Accrued interest	366,329
Advance from stockholder	22,150
Other current liabilities - line of credit	14,007
Note payable	1,000,000
Total current liabilities	1,513,495

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,095,293 shares issued and outstanding	150,953
Additional paid-in capital	7,330,282
Treasury stock	(13,992)
Deficit accumulated during the development stage	(8,762,052)
Total shareholders' deficit	(1,294,809)
Total liabilities and shareholders’ deficit	$218,686

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statement of Operations

			Cumulative
			from inception
			(September 17, 1998)
	Year ended December 31,		to December 31,
	2006	2005	2006

Revenue	$30,785	$66,643	$112,566

Cost of revenue	15,501	33,122	48,623

Gross profit	15,284	33,521	63,943

Operating costs and expenses:
General and administrative	255,456	223,869	2,148,138
Loss on settlement of obligations	-	-	4,509,263
Total operating costs and expenses	255,456	223,869	6,657,401

Loss from operations	(240,172)	(190,348)	(6,593,458)

Other income (expense)
Interest income	4	18,502	41,061
Interest expense	(134,371)	(113,242)	(2,204,855)
Other income	-	-
Total other income (expense)	(134,367)	(94,740)	(2,163,794)

Loss before provision for income taxes	(374,539)	(285,088)	(8,757,252)

Provision for income taxes	800	-	4,800

Net loss	$(375,339)	$(285,088)	$(8,762,052)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average number
of common shares outstanding	15,093,256	15,083,793

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statement of Shareholders' Deficit
From Inception (September 17, 1998) to December 31, 2006

	Preferred Stock		Common Stock					Accumulated	Total
					Additional	Stock to		During the	Shareholders'
	Number		Number		Paid-in	be	Treasury	Development	Equity
	of Shares	Total	of Shares	Total	Capital	Issued	Stock	Stage	(Deficit)
Founder's shares	2,000,000	$-	3,000,000	$300,000	$(24,488)	$-	$-	$-	$275,512
Shares issued for cash	114,825	241,100		-	-	-	-	-	241,100
Net loss for 1999	-	-	-	-	-	-	-	(387,306)	(387,306)
Balance, December 31, 1999	2,114,825	241,100	3,000,000	300,000	(24,488)	-	-	(387,306)	129,306
Shares issued for cash	84,750	177,975	-	-	-	-	-	-	177,975
Stock to be issued	-	-	-	-	-	87,377	-	-	87,377
Net loss for 2000	-	-	-	-	-	-	-	(200,874)	(200,874)
Balance, December 31, 2000	2,199,575	419,075	3,000,000	300,000	(24,488)	87,377	-	(588,180)	193,784
Shares issued for cash	26,296	33,157	3,700	370	18,630	(18,117)	-	-	34,040
Stock to be issued	-	-	-	-	-	102,507	-	-	102,507
Net loss for 2001	-	-	-	-	-	-	-	(175,655)	(175,655)
Balance, December 31, 2001	2,225,871	452,232	3,003,700	300,370	(5,858)	171,767	-	(763,835)	154,676
Shares issued for cash	-	-	210,573	21,057	308,130	(171,767)	-	-	157,420
Shares issued for services	-	-	100,000	10,000	90,000	-	-	-	100,000
Net loss for 2002	-	-	-	-	-	-	-	(310,594)	(310,594)
Balance, December 31, 2002	2,225,871	452,232	3,314,273	331,427	392,272	-	-	(1,074,429)	101,502
Conversion of preferred to common	(2,225,871)	(452,232)	6,472,022	647,202	(194,970)	-	-	-	-
Recapitalization	-	-	3,741,250	(843,353)	843,353	-	-	-	-
Shares issued in settlement of interest	-	-	369,600	3,696	1,493,184	-	-	-	1,496,880
Shares issued in settlement of debt	-	-	1,186,648	11,866	4,794,058	-	-	-	4,805,924
Shares purchased for cash	-	-	-	-	-	-	(13,992)	-	(13,992)
Net loss for 2003	-	-	-	-	-	-	-	(6,715,403)	(6,715,403)
Balance, December 31, 2003	-	-	15,083,793	150,838	7,327,897	-	(13,992)	(7,789,832)	(325,089)
Net loss for 2004	-	-	-	-	-	-	-	(311,793)	(311,793)
Balance, December 31, 2004	-	-	15,083,793	150,838	7,327,897	-	(13,992)	(8,101,625)	(636,882)
Net loss for 2005	-	-	-	-	-	-	-	(285,088)	(285,088)
Balance, December 31, 2005	-	-	15,083,793	150,838	7,327,897	-	(13,992)	(8,386,713)	(921,970)
Shares issued for cash	-	-	1,500	15	1,485	-	-	-	1,500
Shares issued for services	-	-	10,000	100	900	-	-	-	1,000
Net loss for 2006	-	-	-	-	-	-	-	(375,339)	(375,339)
Balance, December 31, 2006	-	-	15,095,293	$150,953	$7,330,282	$-	$(13,992)	$(8,762,052)	$(1,294,809)

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			from inception
			(September 17, 1998)
	Year ended December 31,		to December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(375,339)	$(285,088)	$(8,762,052)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	430	-	430
Loss on settlement of obligations	-	-	4,509,263
Issuance of common stock for services	1,000	-	101,000
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
(Increase) decrease in inventory	5,453	(9,307)	(3,854)
(Increase) decrease in deposit	(205,511)	(2,458)	(205,511)
(Increase) decrease in other current assets	4,408	(250)	-
Increase (decrease) in accounts payable	75,961	(18,286)	100,955
Increase (decrease) in accrued expenses	(12,360)	(1,215)	12,328
Increase (decrease) in accrued interest	128,503	112,529	366,329
Net cash used in operating activities	(377,455)	(204,075)	(2,384,232)

Cash flows from investing activities:
Purchase of equipment	(2,343)	-	(2,343)
Net cash used in investing activities	(2,343)	-	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	(31,246)	483,117
Advances (repayments) from related party	(108,533)	75,746	22,149
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	1,500	-	349,685
Proceeds from notes payable	-	-	1,000,000
Net cash provided by financing activities	(107,033)	44,500	2,393,983

Net increase (decrease) in cash	(486,831)	(159,575)	7,408
Cash, beginning of period	494,239	653,814	-
Cash, end of period	$7,408	$494,239	$7,408

Supplemental cash flow information
Cash paid for interest	$4,469	$713	$372,114
Cash paid for income taxes	$-	$800	$5,600

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

The accompanying notes are an integral part of these financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

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
December 31, 2006

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

Advertising

Advertising costs are expensed as incurred.  Advertising expenses totaled $329 in 2006 and $99 in 2005.

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
December 31, 2006

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s financial statements.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

1.           Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted.  We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes.  FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance,  among other provisions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of this Issue to have a material impact on our financial position, results or operations or cash flows.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

1.           Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments.  SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006.  Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year.  The Company will adopt SFAS 155 in the first quarter of 2007.  We do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

2.         Deposit

During 2006, the Company put a deposit on a proposed development of a property called Northpointe in Barbados totaling $203,053, however, the development of the property did not materialize and the deposit was returned to the Company during the second quarter of 2007.

3.          Note payable

The Company obtained a note payable of $1,000,000 from Sonsai Corporation.  The note renews annually on December 31 and bears interest at 10%.

4.          Related party transactions

The Company has received advances from a shareholder totaling $22,150.  These advances are due on demand and bear no interest.

5.         Shareholders’ equity (deficit)

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

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

5.         Shareholders’ equity (deficit)

Preferred stock issuances (continued)

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

In 2006, the Company issued 10,000 shares of the Company’s common stock for $1,000 in services rendered and 1,500 shares of the Company’s common stock for $1,500 in cash.

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006

6.       Commitments and contingencies

Rent expense

In May 1999, the Company entered into a month-to-month term lease and maintains its operations in Beverly Hills, CA. Rent expense charged to operations totaled $37,230 in 2006 and $27,591 in 2005.

7.        Subsequent event

During the second quarter of 2007, the Company issued 1,000 shares of common stock for $140 in cash.

On November 30, 2007 Caribbean American Health Resorts, Inc (“CAHR”) entered into an MSO Purchase Agreement (the “Agreement”) with Dr. Edward Rubin (“Seller”) to purchase HPHPRE, LLC, wholly owned by the Seller. Consideration to be paid to Dr. Rubin at the closing of the transaction will consist of a $3,000,000 promissory note and 5,000,000 shares of CAHR’s Common Stock.