Form 10QSB
period 2007-03-31
CARIBBEAN AMERICAN HEALTH RESORTS, INC. /VITAL HEALTH TECHNOLOGIES INC.
filed 2008-01-29
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended March 31, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-15243

CARIBBEAN AMERICAN HEALTH RESORTS, INC
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

Check whether the issuer (1) has filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for suchshorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of commonequity, as of March 31, 2007: 15,093,793 shares of common stock.

CARIBBEAN AMERICAN HEALTH RESORTS, INC

PART I FINANCIAL INFORMATION
Item 1	Financial Statements
Item 2	Management’s Discussion and Analysis or Plan of Operation
Item 3	Controls and Procedures

PART II OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6

SIGNATURES
CERTIFICATION STATEMENTS

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current assets
Cash and equivalents	$7,534
Inventory	4,099

Total current assets	11,633

Equipment, net of accumulated depreciation of $554	1,789

Deposits	205,511

Total Assets	$218,933

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$97,199
Accrued expenses	10,854
Accrued interest	400,019
Advance from stockholder	60,943
Other current liabilities - line of credit	14,007
Note payable	1,000,000
Total current liabilities	1,583,022

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,095,293 shares issued and outstanding	150,953
Additional paid-in capital	7,330,282
Treasury stock, at cost	(13,992)
Deficit accumulated during the development stage	(8,831,332)
Total shareholders' deficit	(1,364,089)
Total liabilities and shareholders' deficit	$218,933

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(Sept. 17, 1998)
	March 31,		to March 31,
	2007	2006	2007

Revenue	$5,981	$5,654	$118,547

Cost of revenue	2,473	3,570	51,096

Gross profit	3,508	2,084	67,451

Operating costs and expenses:
General and administrative	36,594	38,881	2,184,732
Loss on settlement of obligations	-	-	4,509,263
Total operating costs and expenses	36,594	38,881	6,693,995

Loss from operations	(33,086)	(36,797)	(6,626,544)

Other income (expense):
Interest income	-	1	41,061
Interest expense	(35,394)	(31,113)	(2,240,249)
	(35,394)	(31,112)	(2,199,188)

Loss before provision for income taxes	(68,480)	(67,909)	(8,825,732)

Provision for income taxes	800	800	5,600

Net Loss	$(69,280)	$(68,709)	$(8,831,332)

Basic net loss per share	$(0.00)	$(0.00)

Basic weighted average number
of common shares outstanding	15,095,293	15,089,682

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Three Months Ended		(Sept. 17, 1998)
	March 31,		to March 31,
	2007	2006	2007
Cash flows from Operating activities
Net loss	$(69,280)	$(68,709)	$(8,831,332)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	124	78	554
Loss on settlement of debt obligation	-	-	4,509,263
Issuance of common stock for services	-	1,001	101,000
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
Decrease (increase) in inventory	(245)	401	(4,099)
Decrease (increase) in deposit	-	(2,458)	(205,511)
Decrease (increase) in other current assets	-	4,408	-
Increase (decrease) in accounts payable	(3,756)	18,489	97,199
Increase (decrease) in accrued expenses	800	(13,760)	13,128
Increase (decrease) in accrued interest	33,690	30,522	400,019
Net cash used in operating activities	(38,667)	(30,028)	(2,422,899)

Cash flows from investing activities:
Purchase of equipment	-	(2,343)	(2,343)
Net cash used in investing activities	-	(2,343)	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	-	483,117
Advances (repayments) from related party	38,793	(116,543)	60,942
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	-	-	349,685
Proceeds from notes payable	-	-	1,000,000
Net cash provided by (used in) financing activities	38,793	(116,543)	2,432,776

Net (decrease) increase in cash	126	(148,914)	7,534

Cash, beginning of period	7,408	494,239	-

Cash, end of period	$7,534	$345,325	$7,534

Supplemental cash flow information
Interest paid	$1,704	$556	$373,818
Income taxes paid	$800	$-	$6,400

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

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

For accounting purposes, the CAHR transaction is considered to be a capital transaction in substance, rather than a business combination.  The result of the CAHR transaction is treated, in the accompanying financial statements as equivalent to the issuance of shares by a private company (CAHR) for the non-monetary assets of a non-operational public company (Public Company), accompanied by a recapitalization.  The accounting for the CAHR transaction is similar to that resulting from a reverse acquisition.  Accordingly, the historical financial information of the accompanying financial statement sis that of CAHR.  All shares included in the Statement of Stockholder’s Equity have been presented as if the acquisition had occurred at the date of inception, September 17, 1998, of CAHR.

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2.        Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the periods ended March 31, 2007 and 2006 there were no common stock equivalents.

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

Three months ended March 31, 2007 and March 31, 2006

The Company generated $5,981 for three months ended March 31, 2007 as comparedto $5,654 revenue for the three month period ended March 31, 2006. Cost of Sales for the three months ended March 31, 2007 and 2006 were $2,473 and $3,570 respectively. The changes in revenue and cost of sales for the three months ended March 31, 2007 were due to the introduction of herbal products by the Company. Reduction in the promotion expense accounts for the decrease in cost of sales for the three months ended March 31, 2007.

General and Administrative expenses for the three months ended March 31, 2007were $36,594 as compared to $38,881 in the three months period ended March 31, 2006. Reduction in legal, accounting, and marketing and promotion expenses caused substantial decrease in General and Administrative for the three months ended March 31, 2007.

The Company had interest expense in the amount of $35,394 for the three months ended March 31, 2007 as compared to the interest expense of $31,113 for the three months ended March 31, 2006. This interest expense is related to the long term debt of $ 1,000,000 borrowed. The interest expense had a slight increase due to bank charges for the three months ended March 31, 2007.

As result of the foregoing, the company realized a net loss of $68,480 for the three months ended March 31, 2007 as compared to a net loss of $67,909 for the three months period ended March 31, 2006. This increase in net loss in the three month period ended March 31, 2007 over previous three month period ended March 31, 2006 was basically due to an increase in interest expense over the previous period ending March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Item 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2007.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority

Item 2.    Sale of Equity Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(a)      Exhibits required by Item 601 of Regulation S-B

Exhibit   3.1       Articles of Incorporation.*

Exhibit   3.2       Bylaws.*

Exhibit   4.1       Agreement and Plan of Share Exchange.**

Exhibit   14        Code of Ethics.***

Exhibit   31.1      Certification pursuant to Section 302 of Sarbanes OxleyAct of 2002

Exhibit   32.1      Certification pursuant to Section 906 of Sarbanes OxleyAct of 2002

*    These items were filed as exhibits to the Company's annual report on Form10-KSB for the year ended December 31, 2000, and are incorporated herein bythis reference.

**   These items were filed as exhibits to the Company's annual report on Form10-KSB for the year ended December 31, 2002, and are incorporated herein bythis reference.

***  This item was filed as an exhibit to the Company's annual report on Form10-KSB for the year ended December 31, 2003, and is incorporated herein bythis reference.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrantcaused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Caribbean American Health Resorts, Inc.

Date: November 28, 2007                        By:  /s/  Halton Martin
                                               Halton Martin, Director,
                                               Chief Financial Officer and
                                               Chief Executive Officer