Form 10QSB
period 2007-06-30
CARIBBEAN AMERICAN HEALTH RESORTS, INC. /VITAL HEALTH TECHNOLOGIES INC.
filed 2008-01-29
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of commonequity, as of June 30, 2007: 15,096,293 shares of common stock.

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
Item 6

SIGNATURES
CERTIFICATION STATEMENTS

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007
(Unaudited)

ASSETS
Current assets
Cash and equivalents	$67,509
Inventory	3,678

Total current assets	71,187

Equipment, net of accumulated depreciation of $679	1,664

Deposits	9,305

Total Assets	$82,156

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$95,233
Accrued expenses	10,054
Accrued interest	324,441
Advance from stockholder	74,842
Other current liabilities - line of credit	14,007
Note payable	1,000,000
Total current liabilities	1,518,577

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,096,293 shares issued and outstanding	150,963
Additional paid-in capital	7,330,412
Treasury stock, at cost	(13,992)
Deficit accumulated during the development stage	(8,903,804)
Total shareholders' deficit	(1,436,421)
Total liabilities and shareholders' deficit	$82,156

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Six Months Ended		(Sept. 17, 1998)
	June 30,		June 30,		to June 30,
	2007	2006	2007	2006	2007

Revenue	$6,569	$8,487	$12,550	$14,141	$125,116

Cost of revenue	3,464	3,708	5,937	7,278	54,560

Gross profit	3,105	4,779	6,613	6,863	70,556

Operating costs and expenses:
General and administrative	39,018	74,989	75,611	113,870	2,223,749
Loss on settlement of obligations	-	-	-	-	4,509,263
Total operating costs and expenses	39,018	74,989	75,611	113,870	6,733,012

Loss from operations	(35,913)	(70,210)	(68,998)	(107,007)	(6,662,456)

Other income (expense):
Interest income	-	2	-	3	41,061
Interest expense	(36,560)	(32,412)	(71,954)	(63,525)	(2,276,809)
	(36,560)	(32,410)	(71,954)	(63,522)	(2,235,748)

Loss before provision for income taxes	(72,473)	(102,620)	(140,952)	(170,529)	(8,898,204)

Provision for income taxes	-	-	800	800	5,600

Net Loss	$(72,473)	$(102,620)	$(141,752)	$(171,329)	$(8,903,804)

Basic net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average number
of common shares outstanding	15,095,820	15,093,793	15,095,531	15,091,749

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six Months Ended		(Sept. 17, 1998)
	June 30,		to June 30,
	2007	2006	2007
Cash flows from Operating activities
Net loss	$(141,752)	$(171,329)	$(8,903,804)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	249	195	679
Loss on settlement of debt obligation	-	-	4,509,263
Issuance of common stock for services	-	1,001	101,000
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
Decrease (increase) in inventory	176	1,968	(3,678)
Decrease (increase) in deposit	196,206	(2,458)	(9,305)
Decrease (increase) in other current assets	-	4,408	-
Increase (decrease) in accounts payable	(5,722)	21,946	95,233
Increase (decrease) in accrued expenses	-	(13,760)	12,328
Increase (decrease) in accrued interest	(41,889)	62,144	324,440
Net cash used in operating activities	7,268	(95,885)	(2,376,964)

Cash flows from investing activities:
Purchase of equipment	-	(2,343)	(2,343)
Net cash used in investing activities	-	(2,343)	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	-	483,117
Advances (repayments) from related party	52,693	(95,044)	74,842
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	140	-	349,825
Proceeds from notes payable	-	-	1,000,000
Net cash provided by (used in) financing activities	52,833	(95,044)	2,446,816

Net (decrease) increase in cash	60,101	(193,272)	67,509

Cash, beginning of period	7,408	494,239	-

Cash, end of period	$67,509	$300,967	$67,509

Supplemental cash flow information
Interest paid	$3,842	$1,201	$375,956
Income taxes paid	$800	$-	$6,400

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
June 30, 2007

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2.        Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the periods ended June 30, 2007 and 2006 there were no common stock equivalents.

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

Three months ended June 30, 2007 and June 30, 2006

The Company generated $6,569 for three months ended June 30, 2007 as comparedto $8,487 revenue for the three months period ended June 30, 2006. Cost of Sales for the three months ended June 30, 2007 and 2006 were $3,464 and $3,708 respectively. Lack of sales revenue accounted for the change in revenue and changes in cost of sales for the three months ended June 30, 2007.

General and Administrative expenses for the three months ended June 30, 2007were $39,018 as compared to $74,989 in the three months period ended June 30,2006. Reduction in marking and promotion caused a decrease in General and Administrative expenses for the three months ended June 30, 2007.

The Company had interest expense in the amount of $36,560 for the three months ended June 30, 2007 as compared to the interest expense of $32,412 for the three months ended June 30, 2006. This interest expense is related to the long term debt of $ 1,000,000 borrowed. Interest expense increased due to the bank carrying charges.

As result of the foregoing, the company realized a net loss of $72,473 for the three months ended June 30, 2007 as compared to a net loss of $102,620 for the three months period ended June 30, 2006.

The decrease of the net loss for the company for the three month period ending June 30, 2007 over the previous three month period ending June 30, 2006 was due to a decrease in marketing and promotion costs. The company has realized a net loss of $140,952 for the six month period ended June 30, 2007 as compared to a net loss of $170,529 for the same six month period ended June 30, 2006. However, an increase in revenue accounts for the overall reduction in a total net loss for the period six months ended June 30, 2007 over the six month period ended June 30, 2006.

Six months ended June 30, 2007 and June 30, 2006

The Company generated $12,550 for the six months ended June 30, 2007 as compared to $14,141 for the six months ended June 30, 2006. Cost of sales for the six months ended June 30, 2007 $5,937 and $7,278 respectfully. The lack of sales from the new herbal product line caused the changes in revenue and cost of sales in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

General and Administrative expenses for six months ended June 30, 2007 was $75,611 as compared to $113,870 for the six months ended June 30, 2006. Changes in market, promotion and personnel expenses accounted for the above changes in the six months period ended June 30, 2007.

The Company had interest expenses in the amount of $71,954 for the six months ended June 30, 2007 as compared to interest expense of $63,525 for six months ended June 30, 2006. Most of the expense is related to a long term debt of $1,000,000 borrowed. Bank carrying charges accounts for the increase in the six months ended June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Item 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2007.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrantcaused this report to be signed on its behalf by the undersigned, thereunto dulyauthorized.

                                               Caribbean American Health Resorts, Inc.

Date: November 28, 2007                        By:  /s/  Halton Martin
                                               Halton Martin, Director,
                                               Chief Financial Officer and
                                               Chief Executive Officer