Form 10QSB
period 2007-09-30
CARIBBEAN AMERICAN HEALTH RESORTS, INC. /VITAL HEALTH TECHNOLOGIES INC.
filed 2008-01-29
CIK 731446

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of commonequity, as of September 30, 2007: 15,096,293 shares of common stock.

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
Item 6

SIGNATURES
CERTIFICATION STATEMENTS

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS
Current assets
Cash and equivalents	$22,853
Inventory	2,277

Total current assets	25,130

Equipment, net of accumulated depreciation of $804	1,540

Deposits	9,305

Total Assets	$35,975

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$102,900
Accrued expenses	10,054
Accrued interest	357,100
Advance from stockholder	65,772
Other current liabilities - line of credit	14,007
Note payable	1,000,000
Total current liabilities	1,549,833

Commitments and contingencies	-

Shareholders' deficit
Common stock, 50,000,000 shares authorized, $.01 par value,
15,096,293 shares issued and outstanding	150,963
Additional paid-in capital	7,330,412
Treasury stock, at cost	(13,992)
Deficit accumulated during the development stage	(8,981,241)
Total shareholders' deficit	(1,513,858)
Total liabilities and shareholders' deficit	$35,975

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three Months Ended		Nine Months Ended		(Sept. 17, 1998)
	September 30,		September 30,		to September 30,
	2007	2006	2007	2006	2007

Revenue	$50,792	$7,811	$63,342	$21,952	$175,908

Cost of revenue	5,436	6,633	11,373	13,911	59,996

Gross profit	45,356	1,178	51,969	8,041	115,912

Operating costs and expenses:
General and administrative	87,382	83,372	162,994	197,242	2,311,132
Loss on settlement of obligations	-	-	-	-	4,509,263
Total operating costs and expenses	87,382	83,372	162,994	197,242	6,820,395

Loss from operations	(42,026)	(82,194)	(111,025)	(189,201)	(6,704,483)

Other income (expense):
Interest income	-	1	-	4	41,061
Interest expense	(35,410)	(33,789)	(107,364)	(97,314)	(2,312,219)
	(35,410)	(33,788)	(107,364)	(97,310)	(2,271,158)

Loss before provision for income taxes	(77,436)	(115,982)	(218,389)	(286,511)	(8,975,641)

Provision for income taxes	-	-	800	800	5,600

Net Loss	$(77,436)	$(115,982)	$(219,189)	$(287,311)	$(8,981,241)

Basic net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average number
of common shares outstanding	15,096,293	15,094,184	15,095,788	15,092,570

The accompanying notes are an integral part of these condensed financial statements

CARIBBEAN AMERICAN HEALTH RESORTS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine Months Ended		(Sept. 17, 1998) to September
	September 30,		30,
	2007	2006	2007
Cash flows from Operating activities
Net loss	$(219,189)	$(287,311)	$(8,981,241)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	373	312	803
Loss on settlement of debt obligation	-	-	4,509,263
Issuance of common stock for services	-	1,001	101,000
Issuance of common stock for interest	-	-	1,496,880
Changes in operating assets and liabilities
Decrease (increase) in inventory	1,577	5,453	(2,277)
Decrease (increase) in deposit	196,206	(205,511)	(9,305)
Decrease (increase) in other current assets	-	4,408	-
Increase (decrease) in accounts payable	1,945	59,535	102,900
Increase (decrease) in accrued expenses	-	(13,760)	12,328
Increase (decrease) in accrued interest	(9,230)	94,910	357,099
Net cash used in operating activities	(28,318)	(340,963)	(2,412,550)

Cash flows from investing activities:
Purchase of equipment	-	(2,343)	(2,343)
Net cash used in investing activities	-	(2,343)	(2,343)

Cash flows from financing activities:
Proceeds from advances from line of credit	-	-	483,117
Advances (repayments) from related party	43,623	(91,637)	65,772
Proceeds from (repayments of) investment payable	-	-	86,800
Issuance of preferred stock	-	-	452,232
Issuance of common stock	140	1,500	349,825
Proceeds from notes payable	-	-	1,000,000
Net cash provided by (used in) financing activities	43,763	(90,137)	2,437,746

Net (decrease) increase in cash	15,445	(433,443)	22,853

Cash, beginning of period	7,408	494,239	-

Cash, end of period	$22,853	$60,796	$22,853

Supplemental cash flow information
Interest paid	$6,593	$1,201	$378,707
Income taxes paid	$800	$-	$6,400

Non-cash investing and financing activities
Common stock issued for debt	$-	$-	$296,661

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

Interim periods

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-B.  Accordingly, they do not include all of the information and required by generally accepted accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2.        Net loss per common share

Net loss per common share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”).  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted loss per share is based upon the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the beginning of the period (or time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the periods ended September 30, 2007 and 2006 there were no common stock equivalents.

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

Three months ended September 30, 2007 and September 30, 2006

The Company generated $50,792 for three months ended September 30, 2007 as compared to $7,811 revenue for the three months period ended September 30, 2006. Cost of Sales for the three months ended September 30, 2007 and 2006 were $5,436 and $6,633 respectively. Consulting fees accounted for the increase in revenue for the nine months ended September 30, 2007.

General and Administrative expenses for the three months ended September 30, 2007were $87,382 as compared to $83,372 in the three month period ended September 30, 2006. The increase of marketing promotion costs and General and Administrative expense account for the increase of the Company for the three months period ended September 30, 2007 over the previous three months period ended September 30, 2006.

The Company had interest expense in the amount of $35,410 for the three months ended September 30, 2007 as compared to the interest expense of $33,789 for the three months ended September 30, 2006. This interest expense is related to the long term debt of $ 1,000,000 borrowed. The increase in interest expenses were due to the bank carrying charges for the nine months ended September 30, 2007.

As result of the foregoing, the company realized a net loss of $77,436 for the three months ended September 30, 2007 as compared to a net loss of $115,982 for the three months period ended September 30, 2006. This reduction in the Company’s net loss for the three months period ended September 30, 2007 over the three months period ended September 30, 2006 was due largely in part to increase revenue.

Nine months ended September 30, 2007 and September 30, 2006

The Company generated $63,342 for the nine months ended September 30, 2007 as compared to $21,952 for the nine months ended September 30, 2006. Cost of sales for the nine months ended September 30, 2007 $11,373 and $13,911 respectfully. The addition of consulting fees caused the changes in revenue and cost of sales in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

General and Administrative expenses for nine months ended September 30, 2007 was $162,994 as compared to $197,242 for the nine months ended September 30, 2006. Changes in market, promotion and personnel expenses accounted for the above charges in the nine months period ended September 30, 2007.

The Company had interest expenses in the amount of $107,364 for the nine months ended September 30, 2007 as compared to interest expense of $97,314 for nine months ended September 30, 2006. Most of the expense is related to a long term debt of $1,000,000 borrowed. Bank carrying charges accounts for the increase in the nine months ended September 30, 2007.

As a result of the foregoing, the Company realized a net loss of $218,389 for the nine months period ended September 30, 2006 as compared to a net loss of $286,511 for the nine months period ended September 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

The company has no off-balance sheet arrangements that have or are reasonably likely to have current or future effect  on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources.

Item 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2007.  Based on their evaluation, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Company's Chief Executive Officer/Chief Financial Officer.  No significant deficiencies or material the company weaknesses in the Company's internal controls were identified therefore no corrective actions were taken.

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